Form 10-Q
period 1995-04-01
BUSH INDUSTRIES INC
filed 1995-05-15
CIK 758604

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.     20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 1995
                               -------------

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to __________

Commission file number      1-8884
                        -------------

                             BUSH INDUSTRIES, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                           16-0837346
  -------------------------------                           -------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  Incorporation of organization)                            Identification No.)

                                One Mason Drive
                                 P.O. Box 460
                       Jamestown, New York   14702-0460
           -----------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (716) 665-2000
           -----------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------       -------

Number of shares of Common Stock outstanding as of April 1, 1995: 6,272,678 shares of Class A Common Stock and 2,570,247 shares of Class B Common Stock.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                 APRIL 1,         DECEMBER 31,
                                                                     1995                 1994
                                                                ----------        ------------
                                                                (Unaudited)
                                                                        (In thousands)
ASSETS
- ------
Current Assets:
 Cash                                                         $     5,231        $       4,151
 Accounts receivable                                               22,023               27,967
 Inventories                                                       28,600               28,865
 Prepaid expenses and other current assets                          3,155                3,729
                                                                   ------               ------
     Total Current Assets                                          59,009               64,712

Property, Plant and Equipment, Net                                 34,349               34,417

Other Assets                                                        1,868                1,829
                                                                    -----                -----
TOTAL ASSETS                                                  $    95,226        $     100,958
                                                                   ======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
 Notes payable                                                $         0        $       2,595
 Accounts payable                                                   5,474                9,431
 Income taxes                                                       1,896                  186
 Other accrued liabilities                                         11,951               14,436
 Current portion of long-term debt                                  3,460                3,643
                                                                    -----                -----
     Total Current Liabilities                                     22,781               30,291

Deferred Income Taxes                                               1,588                1,628
Long-term Debt                                                     16,067               16,774

Stockholders' Equity:
 Common Stock:
     Class A, $.10 par, 20,000,000 shares authorized,
     6,272,678 and 6,264,710 shares issued                            627                  626

     Class B, $.10 par, 6,000,000 shares authorized,
     2,570,247 shares issued                                          257                  257

 Paid-in capital                                                    6,826                6,714
 Retained earnings                                                 47,080               44,668
                                                                   ------               ------
     Total Stockholders' Equity                                    54,790               52,265
                                                                   ------               ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $    95,226        $     100,958
                                                                   ======              =======


See notes to consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      -----------------------------------
                                  (Unaudited)

                                                  THIRTEEN WEEKS ENDED
                                               -----------------------
                                               APRIL 1,       APRIL 2,
                                                   1995           1994
                                               --------       --------
                                             (In thousands except shares
                                                  and per share data)

Net Sales                                  $     50,173   $     51,014

Costs and Expenses:

 Cost of sales                                   35,283         35,616
 Selling, general and administrative              9,970         10,501
 Interest                                           566            321
                                                 ------         ------
                                                 45,819         46,438

Earnings Before Income Taxes                      4,354          4,576

Income Taxes                                      1,721          1,831
                                                  -----          -----

Net Earnings                               $      2,633   $      2,745
                                                  =====          =====


Earnings per Share                         $       0.30   $       0.30
                                                   ====           ====

Weighted Average Shares Outstanding           8,869,356      9,299,623


The April 2, 1994 earnings per share and the number of weighted average Class A and Class B shares of Common Stock outstanding have been adjusted to reflect the 5-for-4 stock split effectuated in the form of a twenty five percent dividend paid on January 20, 1995 to stockholders of record as of January 6, 1995.

See notes to consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
                                  (Unaudited)

                                                                      THIRTEEN WEEKS ENDED
                                                                      --------------------
                                                                  April 1,        April 2,
                                                                      1995            1994
                                                                  --------        --------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
 Net earnings                                                 $      2,633    $      2,745
 Adjustment to reconcile:
  Depreciation and amortization                                      1,529           1,383
  Deferred income taxes                                              (138)            (92)
 Change in assets and liabilities affecting cash flows:
  Accounts receivable                                                5,944         (6,351)
  Inventories                                                          265         (5,080)
  Prepaid expenses and other current assets                            672             459
  Accounts payable                                                 (3,957)           3,153
  Income taxes                                                       1,719           1,420
  Other accrued liabilities                                        (2,485)           1,075
                                                                   -------         -------
   Net cash flow provided by (used in) operating activities          6,182         (1,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
 Capital expenditures                                              (1,399)         (1,959)
 Increase in other assets                                            (101)            (89)
                                                                   -------         -------
  Net cash used in investing activities                            (1,500)         (2,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
 Net pay down of line of credit                                    (2,595)               0
 Repayment of long-term debt                                         (890)         (1,536)
 Exercise of stock options by employees                               104               64
 Dividends paid                                                      (221)           (141)
                                                                   -------         -------
  Net cash used in financing activities                            (3,602)         (1,613)
                                                                   -------         -------

NET INCREASE (DECREASE) IN CASH                                      1,080         (4,949)

CASH AT BEGINNING OF PERIOD                                          4,151           9,381
                                                                     -----           -----

CASH AT END OF PERIOD                                         $      5,231    $      4,432
                                                                     =====           =====


See notes to consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                      Thirteen weeks ended April 1, 1995


  1. The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1994. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1994.

     The foregoing financial information reflects all adjustments which are, in the opinion of management, of normal recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

  2. Inventories consist of the following:

                                          APRIL 1,      DECEMBER 31,
                                              1995              1994
                                          --------      ------------
                                               (In thousands)
     Raw material                      $     7,191      $      7,403

     Work in progress                        2,712             3,598

     Finished goods                         18,697            17,864
                                            ------            ------

                                       $    28,600    $       28,865
                                            ======            ======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


RESULTS OF OPERATIONS:
- ----------------------

   First quarter sales for the 13 week period ended April 1, 1995 were $50,173,000. This represented a decrease of $841,000, or approximately 1.6%, compared to net sales of $51,014,000 for the 13 week period ended April 2, 1994. The decrease in net sales reflects the widely reported general softness at the retail level and a temporary over-inventory position at several key accounts.

   Cost of sales decreased $333,000 for the 13 week period ended April 1, 1995, compared to the 13 week period ended April 2, 1994. Cost of sales as an approximate percentage of net sales increased by 0.5% from 69.8% in the first quarter of 1994 to 70.3% in the first quarter of 1995, and correspondingly gross profit as an approximate percentage of net sales decreased by 0.5% from 30.2% in the first quarter of 1994 to 29.7% in the first quarter of 1995. The decrease in cost of sales was primarily due to lower sales volumes, partially offset by an increase in cost of sales as a percentage of net sales. The cost of sales as a percentage of net sales and the corresponding gross margin percentage were negatively impacted by continuing increases in the cost of raw materials, partially offset by manufacturing performance improvements.

   Selling, general and administrative expenses decreased $531,000 for the 13 week period ended April 1, 1995, compared to the 13 week period ended April 2, 1994. Selling, general and administrative expenses as an approximate percentage of net sales declined by 0.7% from 20.6% in the first quarter of 1994 to 19.9% in the first quarter of 1995. The decrease in selling, general and administrative expenses, both in dollars and as a percentage of net sales, was primarily a result of lower operating costs and decreases in variable selling expenses such as commissions, marketing and promotional incentives due to lower sales volume and customer mix.

   Interest expense for the 13 week period ended April 1, 1995 increased to $566,000 (or approximately 1.1% of net sales) from $321,000 (or approximately 0.6% of net sales) for the period ended April 2, 1994. The increase in interest expense was primarily due to increases in the prime rate & LIBOR and an increase in average debt.

LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

   The Company believes that current unused balances under existing credit agreements, along with net cash flow generated from operating activities, will be adequate to fund the Company's operations in 1995, including capital expenditures for 1995 which are currently forecasted in the $20.0 to $25.0 million range, depending on future sales demand. Capital expenditures in 1995 include the first phase of a two phase expansion program which will ultimately include a new one million square foot manufacturing and distribution facility. The first phase of the project, the construction of a 500,000 square foot building, is scheduled for completion late in 1995, and will replace the leased distribution center that the Company currently operates in Saybrook, Ohio.

   The Company has a revolving line of credit with a maximum loan limit of $45,000,000. Advances are based on an asset-based lending formula applied to eligible accounts receivable and inventories. On April 1, 1995, this line had a credit availability of $36,118,000 and the Company had borrowed $6,902,000 as of that date. The entire $6,902,000 was classified as long term debt. The line of credit agreement provides for various annual minimum working capital, tangible net worth and inventory turn requirements, limits certain capital expenditures and new leases, restricts the acquisition of treasury stock, and limits the payment of dividends to current levels. The Company is in compliance with all of these requirements.

                        Part II.     OTHER INFORMATION
                        ------------------------------



ITEM 6.  EXHIBITS AND REPORTS ON 8-K
- -------  ---------------------------

          (a)  Exhibits: None

          (b)  Reports on Form 8-K:

               No reports on Form 8-K have been filed during the quarter (13 weeks) ended April 1, 1995.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      BUSH INDUSTRIES, INC.
                                                  -----------------------------
                                                         (Registrant)



 Date:     May 10, 1995                     By:   /s/Robert L. Ayres
       --------------------                       -----------------------------
                                                          (Signature)
                                                  Robert L. Ayres
                                                  Executive Vice President,
                                                  Chief Operating Officer
                                                  and Chief Financial Officer