Form 10-Q
period 1995-07-01
BUSH INDUSTRIES INC
filed 1995-08-04
CIK 758604

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                                --------------     -------------

Commission file number 1-8884

                             BUSH INDUSTRIES, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                    16-0837346
- --------------------------------                ------------------------
(State or other jurisdiction of                    (I.R.S. Employer
Incorporation of organization)                    Identification No.)

                                One Mason Drive
                                 P.O. Box 460
                        Jamestown, New York  14702-0460
           --------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (716) 665-2000
           ---------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------       -------

Number of shares of Common Stock outstanding as of July 1, 1995: 6,273,303 shares of Class A Common Stock and 2,570,247 shares of Class B Common Stock.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             JULY 1,    DECEMBER 31,
                                                              1995         1994
                                                           -----------  ------------
                                                           (Unaudited)
                                                               (In thousands)

ASSETS
Current Assets:
   Cash                                                        $ 2,421    $  4,151
   Accounts receivable                                          22,066      27,967
   Inventories                                                  27,546      28,865
   Prepaid expenses and other current assets                     3,744       3,729
                                                               -------    --------
        Total Current Assets                                    55,777      64,712

Property, Plant and Equipment, Net                              37,254      34,417

Other Assets                                                     1,883       1,829
                                                               -------    --------

TOTAL ASSETS                                                   $94,914    $100,958
                                                               =======    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                               $ 2,668   $  2,595
   Accounts payable                                              4,552      9,431
   Income taxes                                                      0        186
   Other accrued liabilities                                    12,186     14,436
   Current portion of long-term debt                             3,108      3,643
                                                               -------   --------
        Total Current Liabilities                               22,514     30,291

Deferred Income Taxes                                            1,548      1,628
Long-term Debt                                                  15,358     16,774

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        6,273,303 and 6,264,710 shares issued                      627        626

        Class B, $.10 par, 6,000,000 shares authorized,
        2,570,247 shares issued                                    257        257

   Paid-in capital                                               6,834      6,714
   Retained earnings                                            48,707     44,668
                                                               -------   --------
                                                                56,425     52,265

Less treasury stock, 80,000 shares and 0 shares                    931          0
                                                               -------   --------
        Total Stockholders' Equity                              55,494     52,265
                                                               -------   --------

TOTAL LIABILITIES & STOCKHOLDERS'                              $94,914   $100,958
 EQUITY                                                        =======   ========

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)



                                             THIRTEEN WEEKS ENDED
                                          ---------------------------
                                             JULY 1,       JULY 2,
                                              1995           1994
                                          -------------  ------------
                                          (In thousands except shares
                                              and per share data)


Net Sales                                    $   45,008    $   51,451

Costs and Expenses:

   Cost of sales                                 31,593        36,264
   Selling, general and administrative            9,818        10,007
   Interest                                         541           454
                                             ----------    ----------
                                                 41,952        46,725

Earnings Before Income Taxes                      3,056         4,726

Income Taxes                                      1,208         1,858
                                             ----------    ----------

Net Earnings                                 $    1,848    $    2,868
                                             ==========    ==========


Earnings per Share                                $0.21         $0.31
                                             ==========    ==========

Weighted Average Shares Outstanding           8,846,604     9,388,851



The July 2, 1994 earnings per share and the number of weighted average Class A and Class B shares of Common Stock outstanding have been adjusted to reflect the 5-for-4 stock split effectuated in the form of a twenty five percent dividend paid on January 20, 1995 to stockholders of record as of January 6, 1995.

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                            TWENTY-SIX WEEKS ENDED
                                          ---------------------------
                                             JULY 1,       JULY 2,
                                              1995           1994
                                          -------------  ------------
                                          (In thousands except shares
                                              and per share data)


Net Sales                                    $   95,181    $  102,465

Costs and Expenses:

   Cost of sales                                 66,876        71,880
   Selling, general and administrative           19,788        20,508
   Interest                                       1,107           775
                                             ----------    ----------
                                                 87,771        93,163

Earnings Before Income Taxes                      7,410         9,302

Income Taxes                                      2,929         3,689
                                             ----------    ----------

Net Earnings                                 $    4,481    $    5,613
                                             ==========    ==========


Earnings per Share                                $0.51         $0.60
                                             ==========    ==========

Weighted Average Shares Outstanding           8,853,211     9,332,703



The July 2, 1994 earnings per share and the number of weighted average Class A and Class B shares of Common Stock outstanding have been adjusted to reflect the 5-for-4 stock split effectuated in the form of a twenty five percent dividend paid on January 20, 1995 to stockholders of record as of January 6, 1995.

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                         TWENTY-SIX WEEKS ENDED
                                                             July 1,   July 2,
                                                              1995      1994
                                                             -------   -------
                                                               (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                              $ 4,481   $ 5,613
   Adjustment to reconcile:
      Depreciation and amortization                            3,056     2,824
      Deferred income taxes                                     (235)     (111)
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                      5,901    (5,519)
      Inventories                                              1,319    (5,917)
      Prepaid expenses and other current assets                  439      (533)
      Accounts payable                                        (4,879)   (1,497)
      Income taxes                                              (474)     (657)
      Other accrued liabilities                               (2,250)     (816)
                                                             -------   -------
         Net cash flow provided by (used in) operating         7,358    (6,613)
          activities

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                       (5,770)   (4,047)
   Increase in other assets                                     (177)      (23)
                                                             -------   -------
      Net cash used in investing activities                   (5,947)   (4,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing on line of credit                                    73     5,833
   Repayment of long-term debt                                (1,951)   (2,339)
   Purchase of Class A stock for treasury                       (931)        0
   Exercise of stock options by employees                        110       175
   Dividends paid                                               (442)     (282)
   Decrease in notes receivable                                    0       144
                                                             -------   -------
      Net cash provided by (used in) financing activities     (3,141)    3,531
                                                             -------   -------


NET DECREASE IN CASH                                          (1,730)   (7,152)

CASH AT BEGINNING OF PERIOD                                    4,151     9,381
                                                             -------   -------

CASH AT END OF PERIOD                                        $ 2,421   $ 2,229
                                                             =======   =======

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Twenty six weeks ended July 1, 1995


  1. The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 1994. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1994.

     The foregoing financial information reflects all adjustments which are, in the opinion of management, of normal recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

  2. Inventories consist of the following:


                    JULY 1,   DECEMBER 31,
                     1995        1994
                    -------  ------------
                       (In thousands)

Raw material        $ 5,827       $ 7,403

Work in progress      2,309         3,598

Finished goods       19,410        17,864
                    -------       -------

                    $27,546       $28,865
                    =======       =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     Second quarter sales for the 13 week period ended July 1, 1995 were $45,008,000 and first half sales for the 26 week period ended July 1, 1995 were $95,181,000. This represents a decrease of $6,443,000, or approximately 12.5%, compared to net sales of $51,451,000 for the 13 week period ended July 2, 1994 and a first half decrease of $7,284,000, or approximately 7.1%, compared to net sales of $102,465,000 for the 26 week period ended July 2, 1994. The second quarter and first half decreases in net sales reflect the widely reported general softness at the retail level and a temporary over-inventory position at several key accounts.

  Cost of sales decreased $4,671,000 for the 13 week period ended July 1, 1995, compared to the 13 week period ended July 2, 1994. Cost of sales as an approximate percentage of net sales decreased by 0.3% from 70.5% in the second quarter of 1994 to 70.2% in the second quarter of 1995, and correspondingly gross profit as an approximate percentage of net sales increased by 0.3% from 29.5% in the second quarter of 1994 to 29.8% in the second quarter of 1995. The decrease in cost of sales was primarily due to lower sales volumes. The cost of sales as a percentage of net sales and the corresponding gross margin percentage were positively impacted by manufacturing performance improvements, partially offset by continuing increases in the cost of raw materials.

  Cost of sales decreased by $5,004,000 for the 26 week period ended July 1, 1995, compared to the 26 week period ended July 2, 1994. Cost of sales as an approximate percentage of net sales increased by 0.1% from 70.2% in the first half of 1994 to 70.3% in the first half of 1995, and correspondingly gross profit as an approximate percentage of net sales decreased by 0.1% from 29.8% in the first half of 1994 to 29.7% in the first half of 1995. The decrease in cost of sales was primarily due to lower sales volumes. The cost of sales as a percentage of net sales and the corresponding gross margin percentage were negatively impacted, particularly in the first quarter of 1995, as manufacturing performance improvements were more than offset by continuing increases in the cost of raw materials.

  Selling, general and administrative expenses decreased $189,000 for the 13 week period ended July 1, 1995, compared to the 13 week period ended July 2, 1994. Selling, general and administrative expenses as an approximate percentage of net sales increased by 2.4% from 19.4% in the second quarter of 1994 to 21.8% in the second quarter of 1995. For the 26 week period ending July 1, 1995 selling, general and administrative expenses declined by $720,000 as compared to the 26 week period ending July 2, 1994. Selling, general and administrative expenses as an approximate percentage of net sales increased by 0.8% from 20.0% in the first half of 1994 to 20.8% in the first half of 1995. Selling, general and administrative expenses for the 13 and 26 week periods decreased as a result of lower operating costs and decreases in variable selling expenses such as commissions, marketing and promotional incentives. However, for both the 13 week and 26 week periods ending July 1, 1995, sales volume declined by a greater percentage than selling, general and administrative expenses, and as a result, selling, general and administrative expenses as a percentage of net sales increased.

  Interest expense for the 13 week period ended July 1, 1995 increased to $541,000 (or approximately 1.2% of net sales) from $454,000 (or approximately 0.9% of net sales) for the period ended July 2, 1994. Interest expense for the 26 week period ended July 1, 1995 increased to $1,107,000 (or approximately 1.2% of net sales) from $775,000 (or approximately 0.8% of net sales) for the period ended July 2, 1994. The increase in interest expense was primarily due to increases in the prime rate and LIBOR.

LIQUIDITY AND CAPITAL RESOURCES:

  The Company believes that current unused balances under existing credit agreements, along with net cash flow generated from operating activities, will be adequate to fund the Company's operations in 1995, including capital expenditures for 1995 which are currently forecasted in the $20.0 to $25.0 million range. Capital expenditures in 1995 include the first phase of a two phase expansion program which will ultimately include a new one million square foot manufacturing and distribution facility. The first phase of the project, the construction of a 500,000 square foot building, is scheduled for completion early in 1996, and will replace the leased distribution center that the Company currently operates in Saybrook, Ohio.

  On July 26, 1995, the Company refinanced its asset based loan facility. The new loan facility consists of an unsecured $75,000,000 revolving line of credit with Mellon Bank, N.A. and other lending institutions that expires on July 31, 2000. The credit agreement provides for tangible net worth, total funded debt to capital, and total funded debt to EBIT requirements, and limits certain additional debt, guarantees, asset sales, loans, investments, acquisitions, capital expenditures and new leases.

                        Part II.     OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A. At the Annual Meeting of Stockholders held on May 18, 1995, the following matters were submitted to a vote of the stockholders, and the results of their vote is noted. The Class A Directors were elected solely by the Class A stockholders, and the Class B Directors were elected solely by the Class B stockholders. With respect to other matters, each share of Class A Common Stock has one-tenth vote per share, and each share of Class B Common Stock has one vote per share.

            1.  Class A Directors Elected.

                Paul A. Benke: 4,884,332 shares for; 86,376 shares withheld

                Jerald D. Bidlack: 4,899,011 shares for; 71,697 shares withheld

                Robert E. Hallagan: 4,882,598 shares for; 88,110 shares withheld

                Mr. Paul A. Benke, Mr. Jerald D. Bidlack and Mr. Robert E. Hallagan are incumbent Class A Directors.


            2.  Class B Directors Elected.

                Paul S. Bush
                Robert L. Ayres
                Lewis H. Aronson
                Gregory P. Bush
                Donald F. Hauck
                David G. Messinger

                For all of the above: 2,566,940 shares for; 0 shares withheld

                Mr. Paul S. Bush, Mr. Robert L. Ayres, Mr. Lewis H. Aronson, Mr. Gregory P. Bush, Mr. Donald F. Hauck and Mr. David G. Messinger are incumbent Class B Directors.


            3.  Approval of the proposal to adopt the Company's 1995 Stock Plan.

                3,012,235 votes for; 45,387 votes against; 6,389 votes abstain

            4. Ratification of the appointment by the Board of Directors of Deloitte & Touche LLP, as the Company's independent accountants for the fiscal year ending December 30, 1995.

                3,059,625 votes for; 823 votes against; 3,563 votes abstain



ITEM 6.  EXHIBITS AND REPORTS ON 8-K

            (a)  Exhibits: None

            (b)  Reports on Form 8-K:

                 No reports on Form 8-K have been filed during the quarter (13 weeks) ended July 1, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BUSH INDUSTRIES, INC.
                                 ----------------------------
                                         (Registrant)



Date:     August 2, 1995    By:  /s/Robert L. Ayres
                                 ----------------------------
                                         (Signature)
                                 Robert L. Ayres
                                 Executive Vice President,
                                 Chief Operating Officer
                                 and Chief Financial Officer