Form 10-Q
period 1995-09-30
BUSH INDUSTRIES INC
filed 1995-11-13
CIK 758604

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________ to ________________

Commission file number      1-8884
                        -------------

                             BUSH INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    16-0837346
---------------------------------                    ----------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation of organization)                      Identification No.)


                                One Mason Drive
                                 P.O. Box 460
                        Jamestown, New York 14702-0460
            ------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (716) 665-2000
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Number of shares of Common Stock outstanding as of September 30, 1995: 6,193,674 shares of Class A Common Stock and 2,570,247 shares of Class B Common Stock.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                             1995           1994
                                                    -------------   ------------
                                                      (Unaudited)
                                                           (In thousands)
ASSETS
------
Current Assets:
  Cash                                                     $1,957         $4,151
  Accounts receivable                                      27,417         27,967
  Inventories                                              21,948         28,865
  Prepaid expenses and other current assets                 3,726          3,729
                                                          -------       --------
    Total Current Assets                                   55,048         64,712

Property, Plant and Equipment, Net                         39,088         34,417

Other Assets                                                2,120          1,829
                                                          -------       --------

TOTAL ASSETS                                              $96,256       $100,958
                                                          =======       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Notes payable                                                $0         $2,595
  Accounts payable                                          7,382          9,431
  Income taxes                                              1,273            186
  Other accrued liabilities                                16,203         14,436
  Current portion of long-term debt                           444          3,643
                                                          -------       --------
    Total Current Liabilities                              25,302         30,291

Deferred Income Taxes                                       1,507          1,628
Long-term Debt                                             11,012         16,774

Stockholders' Equity:
  Common Stock:
    Class A, $.10 par, 20,000,000 shares authorized,
    6,273,674 and 6,264,710 shares issued                     627            626

    Class B, $.10 par, 6,000,000 shares authorized,
    2,570,247 shares issued                                   257            257

  Paid-in capital                                           6,838          6,714
  Retained earnings                                        51,644         44,668
                                                          -------       --------
                                                           59,366         52,265

Less treasury stock, 80,000 shares and 0 shares               931              0
                                                          -------       --------
    Total Stockholders' Equity                             58,435         52,265
                                                          -------       --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $96,256       $100,958
                                                          =======       ========


           See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)

                                             THIRTEEN WEEKS ENDED
                                          ---------------------------
                                          SEPTEMBER 30,    OCTOBER 1,
                                                   1995          1994
                                          --------------  -----------
                                          (In thousands except shares
                                              and per share data)

Net Sales                                        $59,521      $55,273

Costs and Expenses:

  Cost of sales                                   42,034       39,022
  Selling, general and administrative             11,835       10,531
  Interest                                           440          556
                                                  ------       ------
                                                  54,309       50,109

Earnings Before Income Taxes                       5,212        5,164

Income Taxes                                       2,056        2,031
                                                   -----        -----

Net Earnings                                      $3,156       $3,133
                                                  ======       ======


Earnings per Share                                 $0.36        $0.33
                                                   =====        =====

Weighted Average Shares Outstanding            8,780,210    9,423,640


The October 1, 1994 earnings per share and the number of weighted average Class A and Class B shares of Common Stock outstanding have been adjusted to reflect the 5-for-4 stock split effectuated in the form of a twenty five percent dividend paid on January 20, 1995 to stockholders of record as of January 6, 1995.

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)

                                            THIRTY-NINE WEEKS ENDED
                                          ---------------------------
                                           SEPTEMBER 30,   OCTOBER 1,
                                                   1995          1994
                                          --------------  -----------
                                          (In thousands except shares
                                              and per share data)

Net Sales                                       $154,702     $157,738

Costs and Expenses:

  Cost of sales                                  108,910      110,902
  Selling, general and administrative             31,623       31,039
  Interest                                         1,547        1,331
                                                 -------      -------
                                                 142,080      143,272

Earnings Before Income Taxes                      12,622       14,466

Income Taxes                                       4,985        5,720
                                                  ------       ------

Net Earnings                                      $7,637       $8,746
                                                  ======       ======


Earnings per Share                                 $0.87        $0.93
                                                   =====        =====

Weighted Average Shares Outstanding            8,828,721    9,364,020



The October 1, 1994 earnings per share and the number of weighted average Class A and Class B shares of Common Stock outstanding have been adjusted to reflect the 5-for-4 stock split effectuated in the form of a twenty five percent dividend paid on January 20, 1995 to stockholders of record as of January 6, 1995.

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                  (Unaudited)

                                                    THIRTY-NINE WEEKS ENDED
                                                  -----------------------------
                                                  SEPTEMBER 30,      OCTOBER 1,
                                                           1995            1994
                                                  -------------      ----------
                                                            (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net earnings                                           $7,637          $8,746
  Adjustment to reconcile:
    Depreciation and amortization                         4,551           4,285
    Deferred income taxes                                  (401)            287
  Change in assets and liabilities affecting
   cash flows:
    Accounts receivable                                     550          (9,099)
    Inventories                                           6,917          (7,019)
    Prepaid expenses and other current assets               284            (383)
    Accounts payable                                     (2,049)          2,008
    Income taxes                                          1,100            (657)
    Other accrued liabilities                             1,767             554
                                                         ------          ------
     Net cash flow provided by (used in)
      operating activities                               20,356          (1,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures                                   (9,044)         (8,215)
  Increase in other assets                                 (470)           (137)
                                                         ------          ------
     Net cash used in investing activities               (9,514)         (8,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowing on (pay down of) line of credit              (2,595)            538
  Repayment of long-term debt                            (8,961)         (2,981)
  Proceeds from long term debt                                0           4,732
  Purchase of Class A stock for treasury                   (931)              0
  Exercise of stock options by employees                    112             180
  Dividends paid                                           (661)           (424)
  Decrease in notes receivable                                0             144
                                                         ------          ------
     Net cash provided by (used in) financing
       activities                                       (13,036)          2,189
                                                        -------          ------

NET DECREASE IN CASH                                     (2,194)         (7,441)

CASH AT BEGINNING OF PERIOD                               4,151           9,381
                                                          -----           -----

CASH AT END OF PERIOD                                    $1,957          $1,940
                                                         ======          ======



See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                   Thirty nine weeks ended September 30, 1995


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

2.   Inventories consist of the following:

                    SEPTEMBER 30,  DECEMBER 31,
                             1995          1994
                    -------------  ------------
                          (In thousands)

Raw material               $5,246        $7,403

Work in progress            3,264         3,598

Finished goods             13,438        17,864
                          -------       -------

                          $21,948       $28,865
                          =======       =======


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


RESULTS OF OPERATIONS:
----------------------

     Third quarter sales for the 13 week period ended September 30 , 1995 were $59,521,000 and sales for the 39 week period ended September 30, 1995 were $154,702,000. This represents an increase of $4,248,000, or approximately 7.7%, compared to net sales of $55,273,000 for the 13 week period ended October 1, 1994 and a 39 week decrease of $3,036,000, or approximately 1.9%, compared to net sales of $157,738,000 for the 39 week period ended October 1, 1994. The third quarter increase resulted from strong new product acceptance by many customers and an improvement in the overall retail climate as compared to the first half of the fiscal year. Sales for the 39 week period in 1995 were lower than for the 39 week period in 1994 as the widely reported general softness at the retail level experienced in the first half of 1995 more than offset the third quarter sales increase.

     Although cost of sales increased $3,012,000 for the 13 week period ended September 30, 1995, compared to the 13 week period ended October 1, 1994, cost of sales as an approximate percentage of net sales remained constant for both periods. Cost of sales as an approximate percentage of net sales was 70.6% in the third quarter of both 1994 and 1995, and correspondingly gross profit as an approximate percentage of net sales was 29.4% in the third quarter of both 1994 and 1995. The increase in cost of sales was primarily due to higher sales volumes.

     Cost of sales decreased by $1,992,000 for the 39 week period ended September 30, 1995, compared to the 39 week period ended October 1, 1994. Cost of sales as an approximate percentage of net sales increased by 0.1% from 70.3% for the thirty nine week period of 1994 to 70.4% for the thirty nine week period of 1995, and correspondingly gross profit as an approximate percentage of net sales decreased by 0.1% from 29.7% for the thirty nine week period of 1994 to 29.6% for the thirty nine week period of 1995. The modest decrease in cost of sales was primarily due to lower sales volumes. The cost of sales as a percentage of net sales and the corresponding gross margin percentage were slightly impacted, as manufacturing performance improvements were not able to completely offset raw material cost impacts.

     Selling, general and administrative expenses increased $1,304,000 for the 13 week period ended September 30, 1995, compared to the 13 week period ended October 1, 1994. Selling, general and administrative expenses as an approximate percentage of net sales increased by 0.8% from 19.1% in the third quarter of 1994 to 19.9% in the third quarter of 1995. For the 39 week period ending September 30, 1995 selling, general and administrative expenses increased by $584,000 as compared to the 39 week period ending October 1, 1994. Selling, general and administrative expenses as an approximate percentage of net sales increased by 0.7% from 19.7% for the thirty nine week period of 1994 to 20.4% for the thirty nine week period of 1995. Selling, general and administrative expenses (in both absolute dollars and as a percentage of net sales) for the thirteen and thirty nine week periods, increased as a result of higher operating costs.

     Interest expense for the thirteen week period ended September 30, 1995 decreased to $440,000 (or approximately 0.7% of net sales) from $556,000 (or approximately 1.0% of net sales) for the period ended October 1, 1994. The decrease in interest expense for the thirteen week period was primarily due to a decrease in average debt and a reduction in the Company's LIBOR based borrowing rate to LIBOR plus 0.50%. Interest expense for the thirty nine week period ended September 30, 1995 increased to $1,547,000 (or approximately 1.0% of net sales) from $1,331,000 (or approximately 0.8% of net sales) for the period ended October 1, 1994. The increase in interest expense for the thirty nine week period was primarily due to increases in the prime rate and LIBOR.

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

                        Part II.     OTHER INFORMATION
                        ------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON 8-K
-------  ---------------------------

          (a)  Exhibits: None

          (b)  Reports on Form 8-K:

               An 8-K dated July 26, 1995 was filed regarding a Credit Agreement entered into with Mellon Bank and other lending institutions during the third quarter (13 weeks) ended September 30, 1995.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               BUSH INDUSTRIES, INC.
                                            ----------------------------
                                                    (Registrant)




Date:  November 10, 1995               By:  /s/Robert L. Ayres
     ----------------------                 ----------------------------
                                                    (Signature)
                                            Robert L. Ayres
                                            Executive Vice President,
                                            Chief Operating Officer
                                            and Chief Financial Officer