Form 10-K
period 1995-12-30
BUSH INDUSTRIES INC
filed 1996-03-28
CIK 758604

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 30, 1995

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to
                              ----------------------  ------------------------
Commission file number              1-8884
                        ----------------------------


                             BUSH INDUSTRIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                  16-0837346
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


  One Mason Drive, Jamestown, New York                      14702
----------------------------------------       -------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (716) 665-2000
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered

  Class A Common Stock                           New York Stock Exchange
-------------------------             ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     None
-------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X            No
                                           -----             ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [   ]

As of March 4, 1996, 5,975,387 Shares of Class A Common Stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on March 4, 1996, which was $22.50 per share) of the Class A Common Stock held by non-affiliates was approximately $115,803,000. As of March 4, 1996, 2,570,247 Shares of Class B Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 1996 are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934.

                                     PART I
                                     ------

ITEM 1.   BUSINESS
-------   --------

(a)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

     Bush Industries, Inc. and its subsidiaries (the "Company" or the "Registrant") is primarily engaged in the design, manufacture and sale of ready-to-assemble ("RTA") furniture products for business and consumer use. The Company was incorporated under the laws of the State of Delaware on February 5, 1985. The Company was a successor to a corporation of the same name incorporated under the laws of the State of New York in 1959. The Company's principal place of business is located at One Mason Drive, Jamestown, New York 14702 (716-665-2000).

     In January 1994, the Company expanded its operations with the acquisition of approximately 450,000 square feet of manufacturing and warehouse space in Jamestown, New York. In 1995, the Company began the first phase of a two phase expansion program which will ultimately include a new approximately one million square-foot manufacturing and distribution facility in Erie County, Pennsylvania, which is about 50 miles west of the Company's main manufacturing complex in Jamestown, New York. The first phase of this expansion, or approximately 500,000 square feet, is expected to be completed by April 1996 and will replace the Company's leased distribution and warehouse facility in Saybrook, Ohio. Construction of the second phase of the expansion program, for an additional approximately 500,000 square feet will commence in 1996 and is scheduled to be completed late in the year. Manufacturing capacity, incorporating newly developed advanced technology, will be added to this facility as demand requires, with the first additions occurring in 1996.

     As of March 15, 1996, the Company was in the process of negotiating the purchase of a majority interest in The ColorWorks, Inc. (the consummation or final terms of which no assurance can be given) for approximately $5.5 million, payable principally in Bush Class A Common Stock. The ColorWorks, Inc., a North Carolina based finishing and decorating firm, holds the master license to the "HydroGraFix" film processing technology in North and South America, Central Europe and South Africa.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

     The Company engages in one industry segment, the design, manufacture and sale of ready-to-assemble and assembled furniture products.

(c)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

     The Company is engaged primarily in the design, manufacture and sale of ready-to assemble ("RTA") furniture products in various price ranges for both business and consumer use. The Company also designs, manufactures and sells assembled furniture. The Company's RTA furniture product line includes audio/video home entertainment centers, home theater furniture systems, audio cabinets, television/VCR carts, room dividers, wall units, bookcases, bedroom and kitchen/utility furniture, microwave carts, computer desks and workstations, hutches, printer stands, double pedestal executive desks, credenzas, storage armoires and file cabinets. The Company's assembled products include home entertainment centers, home theater furniture systems, and furniture for the home and commercial office.

     The Company's varied RTA furniture product line is designed for ease of assembly, to ensure that such products can be readily assembled by following simple, easy to read diagramed instructions, contained with each RTA product sold. In addition, the Company maintains a toll free number to assist consumers with any questions with respect to the assembly of any product.

MARKETING AND DISTRIBUTION

     The Company's products are marketed to a variety of retailers for sale to both business and consumer end-users. The Company's customers include national chains, electronic and computer superstores, catalog showrooms, discount mass merchants, warehouse clubs, office supply superstores, office furniture retailers, home furnishings retailers, department stores, home improvement centers and independent wholesale distributors. The Company's products are sold both through independent manufacturers' representatives and directly by the Company's sales personnel. The Company's products are currently sold to approximately 800 customers, and the Company estimates that its products are currently carried in approximately 15,000 retail outlets.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company purchases the raw materials used in the manufacture of its furniture product lines from various sources located throughout the United States and abroad. The Company believes that none of the materials required for its manufacturing operations are proprietary in nature and that an adequate supply of raw materials is available from multiple sources.


TRADEMARKS AND DESIGN PATENTS

     The Company either owns or has applied for various trade names and trademarks in the United States and abroad, for use with its furniture product lines. The Company believes that its trade names and trademarks are well recognized within the furniture industry. The Company also believes that the loss of any trade name and/or trademark would not have a material adverse effect on its business operations.

     In addition, the Company owns a variety of patents with respect to the design and manufacture of certain furniture products. The Company believes that the loss of any of its patents would not have a material adverse effect on its business. The Company also relies on trade secrets and confidentiality to protect the proprietary nature of its technology.

SEASONALITY
     The nature of the business in which the Company is engaged is not seasonal.

WORKING CAPITAL PRACTICES

     The Company engages in no unusual practices regarding inventories, receivables or other items of working capital.

CUSTOMERS

     For the fiscal year ended December 30, 1995, the Company had one customer, OfficeMax, Inc., which accounted for approximately 14% of the Company's total gross sales. No other single customer accounted for more than 10% of the Company's total gross sales. While the loss of any substantial customer could have a material short-term impact on the Company's business, the Company believes that its diverse distribution channels would minimize the long-term impact of any such loss.

BACKLOG

     The Company believes that order backlog at any particular point in time is not predictive of future sales performance since, as is standard in the furniture industry, a customer may cancel a product order prior to shipment without penalty. The Company has historically filled orders within approximately one to three weeks of the receipt of a purchase order.

GOVERNMENT CONTRACTS

     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

COMPETITION

     The Company believes that, based on information reported in furniture trade publications, it is the third largest United States-based manufacturer of RTA furniture products. The RTA furniture product market is highly competitive, and includes numerous entities, some of which may have substantially greater financial and marketing resources than the Company. The Company believes that the principal competitive factors in the RTA furniture industry marketplace are price, quality, function, innovative product design, style, prompt delivery, and the ability to offer customers a full product line. The Company's varied product line is designed based on the foregoing factors to achieve customer satisfaction and, accordingly, the Company believes that its products effectively compete in such marketplace.

ENVIRONMENTAL COMPLIANCE

     Environmental aspects of the Company's business are regulated primarily by federal and state laws and by the ordinances of the localities where the Company's facilities are located.

EMPLOYEES

     As of December 30, 1995, the Company employed a total of approximately 1,900 employees. There are no collective bargaining agreements covering any of the Company's employees. The Company believes it has good employee relations.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
     -------------------------------------------------
     OPERATIONS  AND EXPORT SALES
     ----------------------------

     For the 1995 fiscal year ended December 30, 1995, the Company generated domestic sales of approximately $209,274,000 (or approximately 95.1% of total sales) and foreign sales of approximately $10,740,000 (or approximately 4.9% of total sales). For the 1994 fiscal year ended December 31, 1994 and the 1993 fiscal year ended January 1, 1994, the Company generated domestic sales of approximately $203,280,000 and $165,567,000, respectively (or approximately 95.3% of total sales for the 1994 fiscal year and approximately 97.2% of total sales for the 1993 fiscal year). Foreign sales for the fiscal years ended December 31, 1994 and January 1, 1994, respectively, were approximately $9,936,000 and $4,718,000 (or approximately 4.7% of total sales for the 1994 fiscal year and approximately 2.8% of total sales for the 1993 fiscal year.)

ITEM 2.    PROPERTIES
---------  ----------

     The following table summarizes the Company's existing facilities as of March 15, 1996:

                                               Approximate     Owned/Leased
   Principal Character                           Square     (Lease Expiration
   and Use of Property          Location         Footage          Date)
--------------------------  -----------------  -----------  ------------------
Manufacturing, warehouse
 and corporate office       Mason Drive
 facilities                 Jamestown,  NY        440,000   Owned (1)

Manufacturing and           Tiffany Street
warehouse facility          Jamestown, NY         145,000   Owned (1)

Manufacturing and           Allen Street
warehouse facility          Jamestown, NY         450,000   Owned

Manufacturing facility      Little Valley, NY      78,000   Owned

Manufacturing and
warehouse facility          Erie, PA            1,020,000   Owned (2) (3)

Distribution and
warehouse facility          Saybrook, OH          385,000   Leased (4)

                                                            Leased
Regional service center     Erie, PA                8,000   (June, 2001)

                                                            Leased
Regional service center     Oxnard, CA              8,000   (July, 2001)

                                                            Leased
Regional service center     Fort Pierce, FL         6,000   (August, 2001)

Sub-leased (5)              Rancho                          Leased
                            Cucamonga, CA          50,000   (June, 1997) (5)

Manufacturing facility      Tijuana, Mexico        88,000   Leased
                                                            (December, 1996)

Manufacturing facility      Greensboro, NC        152,000   Leased
                                                            (December, 1997)

Sales office and                                            Leased
design studio               Ft. Myers, FL           3,000   (January, 1999)

Showroom                    San Francisco, CA       4,000   Leased
                                                            (January, 1997)

Showroom                    High Point, NC         13,000   Leased
                                                            (April, 1997)

-----------------------

(1)  Legal title to the facility is in the County of Chautauqua Industrial
     Development Agency in   accordance with the terms of financing for the
     facility.

(2) This is a new manufacturing and distribution facility. 188,000 square feet are currently available under a conditional occupancy permit and a total of 485,000 square feet will be available by April 1996. The entire facility is scheduled to be completed in 1996.

(3) Legal title to the facility will be in EIDCO, Inc. in accordance with low interest financing to be provided by the Commonwealth of Pennsylvania.

(4) This facility is on a month-to-month rental agreement and will be vacated as soon as the 485,000 square foot portion of the expansion project in Erie, PA is available and the inventory currently at the Saybrook, OH facility is transferred to the Erie, PA facility.

(5) This facility is no longer utilized by the Company and has been sub-leased to a third party through the end of the lease term.


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     In November 1995, the Company was notified by the New York State Department of Environmental Conservation ("DEC") of an alleged violation of a certain environmental regulation concerning the presence of contaminates in the groundwater beneath the Company's plant located in Little Valley, New York. Based on available data, the Company believes that there is no conclusive evidence that its plant is the source of such contamination. The Company has proposed to the DEC in a "Statement of Work", certain monitoring and testing procedures to be undertaken by the Company to obtain more reliable data as to the source of the contamination. Such Statement of Work, if acceptable to the DEC, may form the basis of an Order On Consent with the DEC with respect to those measures to be undertaken by the Company. The Company believes that the outcome of these proceedings, of which no assurance can be given, will not materially adversely affect its operations.

     The Company is a party to various other legal proceedings arising in the ordinary course of business. The Company believes that these pending actions would not materially adversely affect the Company's operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 30, 1995.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
-------   ----------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

     (a)  Market Information. The Company's Class A Common Stock has been traded
          ------------------
on the New York Stock Exchange since July 14, 1994, under the symbol "BSH".
From April 24, 1985 through July 13, 1994 the Company's Class A Common Stock was traded on the American Stock Exchange under the symbol "BSH". The Company's Class B Common Stock is not publicly traded.

     The following table sets forth the high and low sales prices of the Company's Class A Common Stock, as reported on the New York Stock Exchange since July 14, 1994 and on the American Stock Exchange through July 13, 1994, for the periods indicated, and as adjusted to reflect the January 20, 1995 stock split effectuated in the form of a twenty-five percent dividend and the January 7, 1994 stock split effectuated in the form of a fifty percent dividend:

Quarter                                 High      Low
----------                             ------    ------
January 1, 1994 - March 31, 1994       $22.20    $15.80
April 1, 1994 - June 30, 1994          $26.70    $16.70
July 1, 1994 - September 30, 1994      $23.40    $20.10
October 1, 1994 - December 31, 1994    $22.80    $13.60

January 1, 1995 - March 31, 1995       $16.70    $10.13
April 1, 1995 - June 30, 1995          $12.75    $10.63
July 1, 1995 - September 30, 1995      $14.63    $11.00
October 1, 1995 - December 31, 1995    $19.88    $14.25

     (b)  Holders.  As of March 4, 1996, the number of holders of record of the
          -------
Company's Class A Common Stock was approximately 420. The Company believes that there are approximately an additional 2,000 holders who owned shares of the Company's Class A Common Stock in street name. As of the same date, there were approximately 11 holders of record of the Company's Class B Common Stock.

     (c)  Dividends.  The Company  instituted a quarterly cash dividend for
          ---------
holders of Class A and Class B Common Stock during the fourth quarter of 1992. Dividends have been declared and paid for each succeeding quarter. The Company declared cash dividends of $0.025 per share for each of the four quarters of 1995.

          Although the Company intends to declare cash dividends on a quarterly basis in the future, the determination as to the payment and the amount of cash dividends will depend upon the Company's then current financial condition, capital requirements, results of operations and other factors deemed relevant by the Company's Board of Directors. In addition, a certain loan agreement to which the Company is a party limits the amount of cash dividends that the Company can declare, and also imposes certain conditions with respect thereto. The Company's Certificate of Incorporation, as amended, also provides that any dividends paid on Class A Common Stock must be at least equal to the dividends paid on the Company's Class B Common Stock on a per share basis. Moreover, no dividend may be paid to Class B stockholders without first being paid to Class A stockholders.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

     The following selected financial data of the Company for the 1991 through 1995 fiscal years has been derived from the Consolidated Financial Statements of the Company. This selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                              (In Thousands, except share and per share data)
                        ----------------------------------------------------------
                           1995        1994        1993        1992        1991
                        ----------  ----------  ----------  ----------  ----------
Earnings Data (1)
----------------------
Net Sales.............  $  220,014  $  213,216  $  170,285  $  127,990  $  126,459
Earnings Before
Income Taxes..........  $   20,744  $   19,842  $   11,908  $    4,569  $    4,249
Net Earnings..........  $   12,550  $   12,004  $    7,145  $    2,771  $    2,405
Earnings Per Share
     Primary..........  $     1.42  $     1.29  $     0.82  $     0.32  $     0.28
     Fully Diluted....  $     1.36  $     1.29  $     0.82  $     0.32  $     0.28
Number of Weighted
 Average Class A and
 Class B Shares
 Outstanding
     Primary..........   8,847,029   9,341,381   8,681,008   8,694,008   8,580,180
     Fully Diluted....   9,227,461   9,341,381   8,696,744   8,695,230   8,624,138

Balance Sheet Data
----------------------

Working Capital.......  $   24,018  $   34,421  $   26,903  $   23,634  $   11,130
Total Assets..........  $  102,606  $  100,958  $   83,522  $   72,161  $   78,017
Long-term Debt........  $   15,031  $   16,774  $   16,108  $   18,809  $   10,284
Stockholders' Equity..  $   59,113  $   52,265  $   39,938  $   31,852  $   29,249

----------------------
(1)  Earnings per share and the number of weighted average Class A and Class B
     Shares of   Common Stock outstanding have been adjusted to reflect the 5-
     for-4 stock split effectuated in the form of a twenty-five percent dividend paid on January 20, 1995 to stockholders of record as of January 6, 1995 and the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on January 7, 1994 to stockholders of record as of December 20, 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

GENERAL

     While slowing somewhat in 1995, the ready-to-assemble (RTA) furniture market has experienced significant growth over the past several years and has emerged as a key component of the overall U.S. home furnishings industry. The growing popularity and acceptance of RTA furniture products at both the retail and consumer levels are the result, in the opinion of the Company, of basic structural changes in the retail channels of distribution and increased demand engendered by fundamental demographic trends.

     In recent years, the Company has committed substantial resources to the development and implementation of a diversified sales, marketing, and product strategy in order to capitalize on growth opportunities presented by emerging retail channels of distribution and changes in consumer demographics and preferences. Accordingly, the Company has structured its business to offer a wide variety of RTA furniture products through increasingly popular retail distribution channels, including electronics superstores, office superstores, discount mass merchants, home improvement centers, home furnishings retailers, and export sales. The Company continues to strive towards building long-term relationships with quality retailers in existing and emerging high-growth distribution channels to develop and sustain its future growth.

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table shows the percentage of certain items included in the Consolidated Statements of Earnings relative to net sales for the fiscal years indicated:

                                               Percentage of Net Sales
                                               -----------------------
                                                 1995    1994    1993
                                                ------  ------  ------
Net Sales                                       100.0%  100.0%  100.0%
Cost of Sales                                    70.1%   70.5%   70.2%
                                                -----   -----   -----
     Gross Profit                                29.9%   29.5%   29.8%

Selling, General and Administrative Expenses     19.6%   19.3%   21.8%
                                                ------  ------  ------
     Operating Income                            10.3%   10.2%    8.0%

Interest Expense                                  0.9%    0.9%    1.0%
                                                -----   -----   -----
Earnings Before Income Taxes                      9.4%    9.3%    7.0%

Income Taxes                                      3.7%    3.7%    2.8%
                                                -----   -----   -----
     Net Earnings                                 5.7%    5.6%    4.2%
                                                =====   =====   =====

     The following paragraphs provide an analysis of the changes in net sales, selected cost and expense items, and earnings for fiscal years 1993 through 1995. All earnings per share data have been retroactively adjusted to reflect the 5-for-4 stock split effectuated in the form of a twenty-five percent dividend paid on January 20, 1995 to stockholders of record as of January 6, 1995 and the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on January 7, 1994 to stockholders of record as of December 20, 1993.

RESULTS OF OPERATIONS: FISCAL 1995 COMPARED TO FISCAL 1994

     The Company's net sales for the 1995 fiscal year compared to the 1994 fiscal year increased $6,798,000, or approximately 3.2%, to a record $220,014,000. Sales in the first half of 1995 were lower than sales in the first half of 1994 and reflected the widely reported general softness at the retail level and a temporary over-inventory position at several key accounts. Sales in the second half of 1995 were higher than the second half of 1994 and the first half of 1995, and resulted from strong new product acceptance by many customers, an improvement in the overall retail climate as compared to the first half of the 1995 fiscal year and a better balanced inventory position at the same several key accounts. The strength of the second half sales in 1995 more than offset the slower first half sales for 1995.

     The cost of sales increased $3,960,000 in 1995 primarily as a result of higher sales volumes. The cost of sales as an approximate percentage of net sales decreased by 0.4% from 70.5% in 1994 to 70.1% in 1995 and correspondingly, gross profit as an approximate percentage of net sales increased by 0.4% to 29.9% in 1995 from 29.5% in 1994. In 1995, improved manufacturing performance and increased production volume (which results in better absorption of manufacturing overhead) were instrumental in lowering cost of sales as a percentage of net sales.

     For 1995, selling, general and administrative expenses increased by $1,919,000 compared to 1994. Selling, general and administrative expenses increased as an approximate percentage of net sales, from 19.3% in 1994 to 19.6% in 1995. The increase in selling, general and administrative expenses was primarily a result of increases in distribution costs and other operating expenses.

     Interest expense of $1,922,000 in 1995 (or approximately 0.9% of net sales) was almost unchanged from $1,905,000 (or approximately 0.9% of net sales) in 1994. The Company's overall effective federal, state and local tax rate remained constant at 39.5%. The exercise of stock options during 1995 resulted in a tax benefit amounting to $53,000, which has been credited directly to paid-in capital and is not reflected in 1995's provision for taxes. The Company has no material postretirement or postemployment benefits as defined in SFAS No. 106, "Employers' Accounting for Postretirement Other than Pensions", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits".

     For 1995, the Company generated net earnings after taxes of $12,550,000 (or $1.42 primary earnings per share, $1.36 fully diluted earnings per share), as compared to $12,004,000

(or $1.29 both primary and fully diluted earnings per share) for 1994. This was an approximate 4.5% increase in net earnings. The increase in net earnings is primarily due to increased sales.

RESULTS OF OPERATIONS: FISCAL 1994 COMPARED TO FISCAL 1993

     The Company's net sales for the 1994 fiscal year compared to the 1993 fiscal year increased $42,931,000, or approximately 25.2%, to $213,216,000. The increase in net sales was attributable to a number of factors, including the growing market acceptance for ready-to-assemble furniture products at both the retail and consumer levels, deeper penetration with current retailers, diversification into broader channels of distribution, and an improving economy.

     The cost of sales increased $30,842,000 in 1994 primarily as a result of higher sales volumes. The cost of sales as an approximate percentage of net sales increased by 0.3% from 70.2% in 1993 to 70.5% in 1994 and correspondingly, gross profit as an approximate percentage of net sales decreased by 0.3% to 29.5% in 1994 from 29.8% in 1993. In 1994, raw material costs increased at a rate that was higher than the Company's ability to offset these costs through increased production volume (which results in better absorption of manufacturing overhead), product redesign, price increases and other measures.

     While net sales increased by approximately 25.2%, selling, general and administrative expenses increased in 1994 by only approximately 10.5% (or by $3,915,000) compared to 1993. The increase in selling, general and administrative expenses was primarily a result of increases in distribution costs and in variable selling expenses such as commissions, marketing and promotional incentives necessary to support the Company's increased sales volumes. Selling, general and administrative expenses declined as an approximate percentage of net sales from 21.8% in 1993 to 19.3% in 1994.

     Interest expense in 1994 increased to $1,905,000 (or approximately 0.9% of net sales) from $1,665,000 (or approximately 1.0% of net sales) in 1993. The reduction in interest rates on the Company's loan facility with Mellon Bank was more than offset by increases in the prime rate and LIBOR and by an increase in average debt. The Company's overall effective federal, state and local tax rate decreased from 40.0% in 1993 to 39.5% in 1994 primarily as a result of lower state taxes. The exercise of stock options and the vesting of restricted stock during 1994 resulted in a tax benefit amounting to $443,000, which has been credited directly to paid-in capital and is not reflected in 1994's provision for taxes. The Company has no material postretirement or postemployment benefits as defined in SFAS No. 106, "Employers' Accounting for Postretirement Other than Pensions", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits".

     For 1994, the Company generated net earnings after taxes of $12,004,000 (or $1.29 per share), as compared to $7,145,000 (or $.82 per share) for 1993. This was an approximate 68.0% increase in net earnings or an approximate 57.3% increase in per share earnings. The increase in net earnings is primarily due to increased sales and an increase in net earnings as a percent of sales from 4.2% in 1993 to 5.6% in 1994, as described above.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at year-end 1995 decreased by $10,403,000, as compared to working capital at year-end 1994, primarily because of a decrease in cash, inventories and accounts receivable and an increase in income taxes and other accrued liabilities. Partially offsetting these factors was a decrease in notes payable, accounts payable and the current portion of long-term debt. As a result of the refinancing the Company completed in the summer of 1995, all of notes payable and the majority of the current portion of long-term debt were
classified as long-term debt.   Total assets at year-end 1995 increased
$1,648,000 over year-end 1994 as a result, in part, of the increase in net property, plant and equipment and other assets, as offset by the decrease in current assets. In addition, total liabilities decreased $5,200,000 at year-end 1995, due mostly to a decrease in notes payable, accounts payable, long-term debt and the current portion of long-term debt, partially offset by an increase in other accrued liabilities, income taxes and deferred income taxes.

     The Company spent $20,989,000 on capital expenditures during 1995 (a portion of which was 1995 construction costs associated with the first phase of the Erie facility, as described below), which was financed with net cash flow from operating activities. Capital expenditures in 1996 are currently forecasted to be in the $29 to $34 million range, including the completion of a new one million square-foot manufacturing and distribution facility. The new facility is located in the Erie, Pennsylvania area, which is about 50 miles from the Company's main manufacturing complex in Jamestown, New York. The first phase of this expansion, or approximately 500,000 square feet, is expected to be completed by April 1996 and will replace the Company's leased distribution and warehouse facility in Saybrook, Ohio. Construction of the second phase of the expansion program, for an additional approximately 500,000 square feet, will commence in 1996 and is scheduled to be completed late in the year. Manufacturing capacity, incorporating newly developed advanced technology, will be added to this facility as demand requires, with the first additions occurring in 1996.

     As of March 15, 1996, the Company was still negotiating the purchase of a majority interest in The ColorWorks, Inc. (the consummation or final terms of which no assurance can be given) for approximately $5.5 million, payable principally in Bush Class A Common Stock. The ColorWorks, Inc., a North Carolina based finishing and decorating firm, holds the master license to the "HydroGraFix" film processing technology in North and South America, Central Europe and South Africa.

     In 1995, the Company repurchased $5,260,000 of the Company's Class A Common Stock (of the $8,000,000 authorized to be repurchased) and was still able to decrease its total debt by $7,580,000. In addition, in 1995, the Company received $382,000 from the exercise of stock options by employees. During 1995, the Company paid four quarterly dividends totaling $877,000 to its stockholders.

     On July 26, 1995, the Company replaced its $70,000,000 asset based working capital and term loan facility with an unsecured $75,000,000 credit facility with Mellon Bank and other lending institutions. This loan is due July 31, 2000 with a balloon payment of the then remaining principal and accrued interest. The Company has classified all of this line of credit as long-term debt. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a base rate or euro-rate option. Base rate loans bear interest at the prime rate as announced by Mellon Bank, N.A. from time to time, and euro-rate loans will bear interest at the then current LIBOR rate, plus an applicable margin. The applicable margin which pertains only to LIBOR rate loans varies from .50% to .95%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $15,000,000 in letters of credit, which issuance will be deemed part of the $75,000,000 maximum amount of borrowing permitted under the unsecured credit facility. As part of this refinancing, the Company paid off all of its other long-term debt, with the exception of its Industrial Development Revenue Bonds and a capitalized lease.

     The line of credit agreement provides for achieving total funded debt (net of cash) to capital and total funded debt (net of cash) to earnings before interest and tax ratios, prescribes minimum tangible net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all of these requirements. The Company believes that current unused balances available under the existing credit agreements, along with net cash flow generated from operating activities, will be adequate to fund the Company's operations in 1996.

     Inflation affects the Company's business principally in the form of cost increases from materials and wages. Historically, the Company has generally been able to offset these cost increases by improved productivity, cost and waste reduction, more effective purchasing practices, and to a lesser extent, price increases.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

     The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 14).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------   -------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 22, 1996, under the caption, "Election of Directors", to be filed by the Registrant.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 22, 1996, under the caption, "Executive Compensation", to be filed by the Registrant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ----------------------------------------------------
          MANAGEMENT
          ----------
     The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 22, 1996, under the caption, "Security Ownership of Management and Principal Stockholders", to be filed by the Registrant.


ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
--------  ---------------------------------------------

     The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 22, 1996, under the caption "Certain Transactions", to be filed by the Registrant.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
--------  --------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(A) The consolidated balance sheets as of December 30, 1995 and December 31, 1994 and the related consolidated statements of earnings, stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 30, 1995 are filed as part of this report:

 (1)  Financial Statements                         Page
      --------------------                         ----

Independent Auditors' Report.....................  F-1
Consolidated Balance Sheets......................  F-2
Consolidated Statements of Earnings..............  F-3
Consolidated Statements of Stockholders' Equity..  F-4
Consolidated Statements of Cash Flows............  F-5
Notes to Consolidated Financial Statements.......  F-6

(2)  Consolidated Financial Statement Schedules
     ------------------------------------------

Schedule II - Valuation and Qualifying Accounts..  S-1

     All other schedules are omitted because they are not applicable, or not required because the required information is included in the Consolidated Financial Statements or notes thereto.

(3)  Exhibits
     --------

3.1  Certificate of Incorporation. (2)

3.2  Amendment to Certificate of Incorporation, dated June 30, 1994. (8)

3.3  Amendment to Certificate of Incorporation, dated July 9, 1993. (6)

3.4  By-Laws. (1)

10.1 The Registrant's 1985 Stock Plan, as amended. (6)

10.2 The Registrant's 1985 Incentive Stock Option Plan, as amended. (6)

10.3 Lease Agreement between County of Chautauqua Industrial Development Agency and the Registrant dated January 1, 1990. (3)

10.4 Lease Agreement between Rafael Carrillo-Barron and Bush Industries de Mexico, S.A., DEC.V. and the Registrant dated May 20, 1991. (4)

10.5 Lease Agreement between 24 Mission Vista Partnership L.P. and the Registrant dated October 1, 1991. (4)

10.6 Employment Agreement between the Registrant and Paul S. Bush dated July 29, 1992, as amended. (5)

10.7 Employment Agreement between the Registrant and Robert L. Ayres dated July 29, 1992, as amended. (5)

10.8 Employment Agreement between the Registrant and Lewis H. Aronson dated July 29, 1992, as amended. (5)

10.9 Employment Agreement between the Registrant and David G. Messinger dated July 29, 1992, as amended. (5)

10.10 Employment Agreement between the Registrant and Donald F. Hauck dated February 8, 1993. (5)

10.11 Second Supplemental Indenture of Trust between the County of Chautauqua Industrial Development Agency and the Trustee, with the consent of Marine Midland Bank, N.A., Mellon Bank, N.A. and the Registrant dated June 23, 1992. (5)

10.12 Split Dollar Insurance Agreements between the Registrant and Paul Bush dated November 1, 1990 and March 15, 1991 and related Collateral Assignment Agreements of same dates. (5)

10.13  Split Dollar Insurance Agreement between the Registrant and Robert
       L. Ayres dated December 19, 1991 and related Collateral Assignment Agreement. (5)

10.14  Split Dollar Insurance Agreement between the Registrant and Donald
       F. Hauck dated June 29, 1992 and related Collateral Assignment Agreement. (5)

10.15  Performance Bonus Plan. (7)

10.16 Credit Agreement, dated as of July 26, 1995, by and among the Registrant, as Borrower, the Lenders party thereto from time to time, the Issuing Bank referred to therein, and Mellon Bank, N.A., as agent. (9)

10.17 First Amendment to Credit Agreement dated September 1, 1995 by and among the Registrant, as Borrower, the Lenders party thereto from time to time, the Issuing Bank referred to therein, and Mellon Bank, N.A., as agent.

10.18 Second Amendment to Credit Agreement dated January 1, 1996 by and among the Registrant, as Borrower, the Lenders party thereto from time to time, the Issuing Bank referred to therein, and Mellon Bank, N.A., as agent.

21.1   List of Subsidiaries of Registrant.

23.1   Consent of Deloitte & Touche LLP, independent public auditors.
--------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 dated March 14, 1985 (File No. 2-96428).
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 1987.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1989.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.
(7) Incorporated by reference to the Registrant's definitive Proxy Statement, dated May 16, 1994.
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1994.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed August 4, 1995.

(B)    Reports on Form 8-K.  No Reports on Form 8-K were filed by the
       --------------------
       Registrant during the fourth quarter of the Registrant's fiscal year ended December 30, 1995.

              [LETTERHEAD OF DELOITTE & TOUCHE LLP APPEARS HERE]

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Bush Industries, Inc.


We have audited the accompanying consolidated balance sheets of Bush Industries, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Buffalo, New York
February 9, 1996

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 30, 1995 AND DECEMBER 31, 1994
-------------------------------------------------------------------------------

                                                                                    (In Thousands)
                                                                                   1995        1994
ASSETS
CURRENT ASSETS:
 Cash                                                                            $  2,929    $  4,151
 Accounts receivable (less allowance for doubtful accounts of $1,011,000
  on December 30, 1995 and $635,000 on December 31, 1994)                          22,321      27,967
 Inventories (Note 2)                                                              21,582      28,865
 Prepaid expenses and other current assets (Note 7)                                 3,697       3,729
                                                                                 --------    --------
        Total current assets                                                       50,529      64,712

PROPERTY, PLANT AND EQUIPMENT (Note 5):
 Land                                                                               2,379         479
 Buildings and improvements                                                        29,228      18,673
 Machinery and equipment                                                           46,394      38,489
 Transportation equipment                                                             394         371
 Office equipment                                                                   6,184       5,690
 Leasehold improvements                                                             1,216       1,148
                                                                                 --------    --------
                                                                                   85,795      64,850
  Accumulated depreciation                                                         36,179      30,433
                                                                                 --------    --------
                                                                                   49,616      34,417
OTHER ASSETS                                                                        2,461       1,829
                                                                                 --------    --------
TOTAL ASSETS                                                                     $102,606    $100,958
                                                                                 ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable (Note 3)                                                          $      0    $  2,595
 Accounts payable                                                                   7,567       9,431
 Income taxes (Note 7)                                                              2,124         186
 Other accrued liabilities (Note 4)                                                16,419      14,436
 Current portion of long-term debt (Note 5)                                           401       3,643
                                                                                 --------    --------
        Total current liabilities                                                  26,511      30,291

DEFERRED INCOME TAXES (Note 7)                                                      1,951       1,628

LONG-TERM DEBT (Note 5)                                                            15,031      16,774

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Notes 8 and 9):
 Common Stock-Class A                                                                 629         626
              Class B                                                                 257         257
 Paid-in capital                                                                    7,146       6,714
 Retained earnings                                                                 56,341      44,668
                                                                                 --------    --------
                                                                                   64,373      52,265
 Less treasury stock-320,000 shares at cost                                         5,260           0
                                                                                 --------    --------
                                                                                   59,113      52,265
                                                                                 --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $102,606    $100,958
                                                                                 ========    ========

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994
--------------------------------------------------------------------

                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                 1995           1994            1993
                                              (52 WEEKS)     (52 WEEKS)      (52 WEEKS)
NET SALES                                     $  220,014     $  213,216      $  170,285
COSTS AND EXPENSES:
  Cost of sales                                  154,294        150,334         119,492
  Selling, general and administrative             43,054         41,135          37,220
  Interest                                         1,922          1,905           1,665
                                              ----------     ----------      ----------
                                                 199,270        193,374         158,377
                                              ----------     ----------      ----------
EARNINGS BEFORE INCOME TAXES                      20,744         19,842          11,908

INCOME TAXES (Note 7)                              8,194          7,838           4,763
                                              ----------     ----------      ----------
NET EARNINGS                                  $   12,550     $   12,004      $    7,145
                                              ==========     ==========      ==========
EARNINGS PER SHARE (Note 8)
  Primary                                          $1.42          $1.29           $0.82
  Fully diluted                                    $1.36          $1.29           $0.82

WEIGHTED AVERAGE SHARES
  OUTSTANDING (Note 8)
  Primary                                      8,847,029      9,341,381       8,681,008
  Fully diluted                                9,227,461      9,341,381       8,696,744


See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994
-------------------------------------------------------------------------------

                                                                  (In Thousands, except share data)

                                               Common Stock-Par Value $.10                         Treasury Stock  Notes Receivable
                                          ------------------------------------                    ----------------   and Deferred
                                               Class A           Class B                               Class A/B     Compensation
                                           ----------------  ----------------- Paid-in  Retained  ----------------    Related to
                                           Shares    Amount  Shares    Amount  Capital  Earnings  Shares    Amount   Common Stock
BALANCE, JANUARY 2, 1993                   3,018,647   $302  1,626,192   $162   $5,694    $26,638    58,225    $366      $578
Conversion of Class B stock to Class A       175,390     18   (175,390)   (18)       0          0         0       0         0
Exercise of stock options by employees        45,740      4          0      0      202          0   (58,225)   (366)        0
Amortization of deferred compensation              0      0          0      0        0          0         0       0      (144)
Received from employees                            0      0          0      0        0          0         0       0      (170)
Tax benefit from exercise of stock options         0      0          0      0      608          0         0       0         0
Dividends declared                                 0      0          0      0        0       (554)        0       0         0
Net earnings                                       0      0          0      0        0      7,145         0       0         0
Three-for-two stock split                  1,619,817    162    725,401     74     (235)         0         0       0         0
                                           ---------   ----  ---------   ----    ------   -------  --------  ------     -----
BALANCE, JANUARY 1, 1994                   4,859,594    486  2,176,203    218     6,269    33,229         0       0       264
Conversion of Class B stock to Class A       120,000     12   (120,000)   (12)        0         0         0       0         0
Exercise of stock options by employees        32,290      3          0      0       179         0         0       0         0
Amortization of deferred compensation              0      0          0      0         0         0         0       0      (120)
Received from employees                            0      0          0      0         0         0         0       0      (144)
Tax benefit from exercise of stock options
 and vesting of restricted stock                   0      0          0      0       443         0         0       0         0
Dividends declared                                 0      0          0      0         0      (565)        0       0         0
Net earnings                                       0      0          0      0         0    12,004         0       0         0
Five-for-four stock split                  1,252,826    125    514,044     51      (177)        0         0       0         0
                                           ---------   ----  ---------   ----    ------   -------  --------  ------     -----
BALANCE, DECEMBER 31, 1994                 6,264,710    626  2,570,247    257     6,714    44,668         0       0         0
Purchase of treasury stock                         0      0          0      0         0         0   320,000   5,260         0
Excercise of stock options by employees       29,458      3          0      0       379         0         0       0         0
Tax benefit from exercise of stock options         0      0          0      0        53         0         0       0         0
Dividends declared                                 0      0          0      0         0      (877)        0       0         0
Net earnings                                       0      0          0      0         0    12,550         0       0         0
                                           ---------   ----  ---------   ----    ------   -------  --------  ------      ----
BALANCE, DECEMBER 30, 1995                 6,294,168   $629  2,570,247   $257    $7,146   $56,341   320,000  $5,260      $  0
                                           =========   ====  =========   ====    ======   =======  ========  ======      ====


See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994
--------------------------------------------------------------------


                                                                                 (IN THOUSANDS)
                                                                       1995           1994            1993
                                                                    (52 WEEKS)     (52 WEEKS)      (52 WEEKS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                       $ 12,550        $ 12,004        $ 7,145
  Adjustment to reconcile:
    Depreciation and amortization                                       6,010           5,807          5,342
    Deferred income taxes                                                (422)            549         (1,396)
  Change in assets and liabilities affecting cash flows:
    Accounts receivable                                                 5,646          (9,203)          (461)
    Inventories                                                         7,283          (8,595)        (1,589)
    Prepaid expenses and other current assets                             403            (123)           (83)
    Accounts payable                                                   (1,864)          2,333          2,028
    Income taxes                                                        2,365            (547)           947
    Other accrued liabilities                                           1,983             375          5,595
                                                                    ----------     ----------      ----------
  Net cash provided by operating activities                            33,954           2,600         17,528

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                (20,989)        (10,851)        (5,418)
  Increase in other assets                                               (852)           (181)          (502)
                                                                    ----------     ----------      ----------
  Net cash used in investing activities                               (21,841)        (11,032)        (5,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (paydown) of line of credit                           (2,595)          2,595         (1,761)
  Repayment of long-term debt                                         (12,050)         (3,886)        (3,508)
  Proceeds from long-term debt                                          7,065           4,732              0
  Purchase of Class A stock for treasury                               (5,260)              0              0
  Exercise of stock options by employees                                  382             182            572
  Dividends paid                                                         (877)           (565)          (554)
  Decrease in notes receivable                                              0             144            170
                                                                    ----------     ----------      ----------
  Net cash provided by (used in) financing activities                 (13,335)          3,202         (5,081)

NET (DECREASE) INCREASE IN CASH                                        (1,222)         (5,230)         6,527

CASH, BEGINNING OF YEAR                                                 4,151           9,381          2,854
                                                                    ----------     ----------      ----------
CASH, END OF YEAR                                                     $ 2,929         $ 4,151        $ 9,381
                                                                    ==========     ==========      ==========

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994
--------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  THE COMPANY - The consolidated financial statements consist of Bush Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  BUSINESS SEGMENT - The Company's operations are conducted primarily in one business segment - the design, manufacture and sale of RTA (ready to assemble) furniture for the home and office. Revenues are recognized when products are shipped. There are no material foreign operations or export sales. Sales are made primarily to retailers on credit throughout the United States and one customer accounted for total gross sales of approximately 14% in 1995, 13% in 1994 and 11% in 1993.

  INVENTORIES - Inventories, consisting of raw materials, work-in-progress and finished goods, have been stated at the lower of cost or market as determined by the first-in, first-out method.

  PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are as follows: buildings and improvements 10-50 years; machinery and equipment 3-15 years; transportation equipment 3-7 years; office equipment 3-10 years; and leasehold improvements 3-10 years.

  The cost of repairs and maintenance is charged to expense as incurred. Renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is recorded in income or expense.

  OTHER ASSETS - Other assets consist primarily of cash value of officer's life insurance policies and unamortized finance costs.

  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS - The Company has no material postretirement or postemployment benefits as defined in SFAS No. 106, "Employers' Accounting for Postretirement Other Than Pensions", or SFAS No. 112, "Employers' Accounting for Postemployment Benefits".

  FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of instruments approximates their recorded values.

  INCOME TAXES - The Company has computed its tax provision in accordance with SFAS No. 109 which requires that deferred taxes be recorded for temporary differences between the financial statement and tax basis of assets and liabilities using the anticipated tax rate when taxes are expected to be paid or recovered.

  ENVIRONMENTAL COMPLIANCE - Environmental compliance expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generations are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and costs can be reasonably estimated.

  EARNINGS PER SHARE - Earnings per share are based on the weighted average number of shares of capital stock outstanding during the respective years. Outstanding stock options have been considered in the earnings per share calculation when their effect is dilutive.

  USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of revenues and expenses during the reported period and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

  FINANCIAL STATEMENT YEAR END - The Company's year end is the closest Saturday to December 31.


2.    INVENTORIES

  Inventories consist of the following (in thousands):

                                       December 30,           December 31,
                                          1995                   1994
Raw materials                            $ 4,459                $ 7,403
Work in progress                           2,324                  3,598
Finished goods                            14,799                 17,864
                                         --------               --------
Total                                    $21,582                $28,865
                                         ========               ========

3.    NOTES PAYABLE - LINE OF CREDIT

  The Company finances operations through a revolving credit facility with a consortium of banks which is available through July 31, 2000. The maximum loan available under this facility is $75,000,000, on an unsecured basis. Interest is payable on the average daily balance of loans outstanding on a base rate (8.5% at December 30, 1995) or euro rate (6.63% at December 30, 1995) option. As part of this revolving line, the Company may also issue letters of credit, not to exceed $15,000,000, which issuance will be deemed part of the $75,000,000 maximum amount of borrowing permitted. As of December 30, 1995, letters of credit amounting to $4,706,247 (including $1,637,500 for Industrial Development Revenue Bonds - see Note 5) were outstanding.

  The line of credit agreement provides for achieving total funded debt to capital and total funded debt to earnings before interest and tax ratios, prescribes minimum tangible net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all these covenants.

  The Company has classified the line of credit as long-term based on management's estimate of the long-term nature of this loan (see Note 5).


4. OTHER ACCRUED LIABILITIES

  Other accrued liabilities consist of (in thousands):

                                                  December 30,      December 31,
                                                     1995              1994
Payroll, profit sharing and related liabilities     $ 4,221           $ 3,577
Interest                                                 83               233
Commissions and sales related expenses                9,829             8,772
Insurance                                             1,317             1,085
Contingency reserves                                    252                93
Other                                                   717               676
                                                    -------           -------
Total                                               $16,419           $14,436
                                                    =======           =======

5. LONG-TERM DEBT

  Long-term debt consists of (in thousands):


                                                  December 30,      December 31,
                                                     1995              1994
Long-term portion of revolving line of credit
 due July 31, 2000 (see Note 3)                     $14,056           $ 6,991

Term loan repayable in monthly installments
 of $119,048 plus interest (7 7/8% at December
 31, 1994) at 1 7/8% over the LIBOR rate or
 1/8% over prime, collateralized by equipment             0             9,524

Industrial Development Revenue Bonds, issued
 December 27, 1984, interest at rate of
 short-term, tax exempt  obligations (TENR rate)
 plus 1/2% to 2%, depending on market. Future
 principal payments due in varying amounts
 through 2000                                         1,275             1,607

Ten-year New York State Job Development
 Authority first realty promissory note
 originally issued for $3,600,000. Variable
 interest rate (8 1/4% at December 31, 1994).             0               859

Five-year term loan due December 15, 1995,
 repayable in monthly installments of $44,200
 plus interest (8 5/8% at December 31, 1994)
 at 1/8% over prime, collateralized by
 specific equipment                                       0               503

Other long-term loans, notes payable and
 capitalized leases                                     101               933
                                                    -------           -------
Total debt                                           15,432            20,417
Less current portion                                    401             3,643
                                                    -------           -------
Total long-term debt                                $15,031           $16,774
                                                    =======           =======

  The Industrial Development Revenue Bonds are supported by a $1,637,500 letter of credit (which is included in the total letters of credit outstanding in Note 3) expiring June 1996. The bonds are further collateralized by land, building and certain equipment acquired with the proceeds.

  A five-year summary of aggregate principal payments on outstanding long-term debt is (in thousands):

                        1996                      $   401
                        1997                          300
                        1998                          300
                        1999                          300
                        2000 and thereafter        14,131


6. COMMITMENTS AND CONTINGENCIES

  The Company has incurred rental expense for manufacturing and warehouse space and equipment. A summary of rent expense follows (in thousands):

                        1995      1994      1993
Real estate            $1,855    $1,737    $1,412
Equipment               1,236     1,171     1,357

  Equipment rental consists of payments made for transportation, computer and manufacturing equipment. Certain real property leases have renewal and purchase options. Minimum future obligations over the next five years under all operating leases are summarized as follows (in thousands):

                        1996                      $3,420
                        1997                       2,539
                        1998                       1,860
                        1999                       1,495
                        2000                       1,257

  The Company is a party to various legal actions arising in the normal course of business. The Company does not believe that any such pending activities should have a material adverse effect on its results of operations or financial position.


7.  INCOME TAXES

   The provision for income taxes is as follows (in thousands):

                        1995      1994      1993
Current
 Federal               $7,698    $6,310    $5,216
 State                    918       979       943
Deferred                 (422)      549    (1,396)
                       ------    ------    ------
Total                  $8,194    $7,838    $4,763
                       ======    ======    ======

                                      F-9

  The tax effects of the principal temporary differences resulting in deferred taxes are as follows (in thousands):

                                        1995            1994            1993
Depreciation                           $  84           $(179)          $  (360)
Accrued expenses                        (369)            493              (956)
Accounts receivable and inventories     (137)            235               (80)
                                       -----           -----           -------
                                       $(422)          $ 549           $(1,396)
                                       =====           =====           =======

  The types and tax effects of temporary differences that cause significant portions of deferred tax assets and liabilities are as follows:

                                                        1995            1994
Deferred Tax Assets:
  Accounts receivable                                 $   373         $   242
  Accrued expenses                                      1,596           1,501
  Inventories                                             533             418
  New York State investment tax credit carryforward     2,242           2,252
                                                      -------         -------
                                                        4,744           4,413
Deferred Tax Liabilities:
  Property, plant and equipment                        (2,044)         (1,750)
                                                      -------         -------

  Subtotal                                              2,700           2,663

Total valuation allowance                              (2,242)         (2,252)
                                                      -------         -------
Net deferred tax asset                                $   458         $   411
                                                      =======         =======
                                                        1995            1994
Reported as:
  Current asset (included in prepaid
    expenses and other current assets)                $ 2,409         $ 2,039
  Long-term liability                                  (1,951)         (1,628)
                                                      -------         -------
Total                                                 $   458         $   411
                                                      =======         =======

  The Company has recorded a valuation allowance in anticipation that New York State investment tax credits will expire prior to their usage.

  The provision for income taxes differs in each of the years from the federal statutory rate due to the following:

                                       1995            1994            1993
Statutory rate                         35.0%           35.0%           35.0%
State taxes                             2.8             3.6             4.9
Tax basis and rate adjustments          0.0             0.0            (0.5)
Effect of non-deductible costs          0.6             0.7             0.5
Other, net                              1.1             0.2             0.1
                                       ----            ----            ----
Effective tax rate                     39.5%           39.5%           40.0%
                                       ====            ====            ====


  The Company realized tax benefits amounting to $53,000, $443,000, and $608,000 as the result of restricted stock and stock option transactions during 1995, 1994, and 1993, respectively. The benefit has been credited to paid-in capital and is not reflected in the current year provision for taxes.

8. CAPITAL STOCK

  The authorized capital stock of the Company consists of 20,000,000 shares of Class A Common Stock, $.10 par value, and 6,000,000 shares of Class B Common Stock, $.10 par value. Dividends may be declared and paid on Class A Common Stock without being paid on Class B Common Stock. No dividend may be paid on Class B Common Stock without equal amounts paid concurrently on Class A Common Stock. Holders of Class A Common Stock have one-tenth vote per share and are entitled to elect at least 25% of the Board of Directors as long as the number of outstanding shares of Class A Common Stock is at least 10% of the total of all Common Stock outstanding. Holders of Class B Common Stock have one vote per share.

  On November 29, 1994, the Board of Directors declared a 5-for-4 stock split payable as a dividend to all holders of Class A and Class B Common Stock of record on January 6, 1995, paid on January 20, 1995. All earnings per share calculations and weighted average shares outstanding have been retroactively restated to reflect the stock split.


9.    STOCK OPTION PLANS

  The Company has a stock option plan with 250,000 shares of Class A Common Stock available for issuance. Incentive Stock Options granted under the plan must have an option price of at least 100% (110% for stockholders with more than 10% of the total combined voting power) of the fair market value of the Class A Common Stock on the date of the grant. The option price of the Non-Qualified Stock Options granted pursuant to the plan shall be determined by the Compensation Committee of the Board of Directors, in its sole discretion. No option can be exercised less than one year after the date of grant.

  As of December 30, 1995, there were options to purchase 486,694 shares of Class A Common Stock at prices ranging from $2.27 - $21.80 that could be exercised, as adjusted for stock splits effectuated in the form of stock dividends.

  A summary of the option transactions for the years ended December 30, 1995, December 31, 1994 and January 1, 1994 follows:

                                                1995       1994        1993
Options outstanding, beginning of year       1,463,019      52,571    85,247
Options granted                                      0   1,170,000     4,019
Options cancelled                              (70,313)    (19,872)     (264)
Options exercised                              (29,458)    (32,290)  (53,965)
Effect of stock split (Note 8)                       0     292,610    17,534
                                             ---------   ---------   -------
Options outstanding, end of year             1,363,248   1,463,019    52,571
                                             =========   =========   =======

  All of the options outstanding expire at various dates from 1997 through 2004. The option price of the shares exercised in 1995 ranged from $4.20 to $13.37.

  In addition to the options granted under the aforementioned plans, the Company has granted 56,250 non-qualifying options to certain key individuals which can be exercised through 2003 at an exercise price of $13.37, as adjusted for stock splits effectuated in the form of stock dividends.

10.  SAVINGS AND RETIREMENT PLAN

  The Company has a profit sharing plan with both direct employer contributions and a salary reduction feature under Section 40l(K). Employer contributions can be paid in cash or in shares of Class A Common Stock at the discretion of the Board of Directors. Total expense related to the plan was $722,000, $688,000 and $709,000 for the years ended December 30, 1995, December 31, 1994 and January 1, 1994, respectively.


11.  SUPPLEMENTAL CASH FLOW INFORMATION

  Supplemental disclosure of cash flow information:

                                   1995         1994            1993
Cash paid during the years for:
  Interest                        $2,069       $1,827          $1,687
  Income taxes                     6,251        7,835           5,722

  Summary of noncash investing and financing activities:

  During 1993, the Company entered into capital lease obligations in the amount of $989,000 to finance equipment acquisitions.


12.  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                                 4TH QTR.      3RD QTR.      2ND QTR.     1ST QTR.
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
Net sales                        $65,312       $59,521       $45,008      $50,173
Gross profit                      19,928        17,487        13,415       14,890
Income taxes                       3,209         2,056         1,208        1,721
Net earnings                       4,913         3,156         1,848        2,633
Earnings per share - primary     $  0.55       $  0.36       $  0.21      $  0.30

1994
Net sales                        $55,478       $55,273       $51,451      $51,014
Gross profit                      16,046        16,251        15,187       15,398
Income taxes                       2,118         2,031         1,858        1,831
Net earnings                       3,258         3,133         2,868        2,745
Earnings per share - primary*    $  0.35       $  0.33       $  0.31      $  0.30

1993
Net sales                        $52,076       $43,715       $39,301      $35,193
Gross profit                      15,667        13,445        11,907        9,774
Income taxes                       1,939         1,464         1,020          340
Net earnings                       2,909         2,196         1,530          510
Earnings per share - primary*    $  0.33       $  0.25       $  0.18      $  0.06


* Restated for 5-for-4 stock split declared November 29, 1994 and the 3-for-2 stock split declared on November 11, 1993.

                                *  *  *  *  *  *

SCHEDULE II

                                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                                          (IN THOUSANDS)

                                                                   COL. C
                                                                  ADDITIONS
                                      COL. B          -----------------------------------
                                     BALANCE AT                              CHARGED TO         COL. D           COL E
   COL. A                            BEGINNING          CHARGED TO        OTHER ACCOUNTS-     DEDUCTIONS-      BALANCE AT
DESCRIPTION                          OF PERIOD        COSTS & EXPENSES        DESCRIBE        DESCRIBE(1)     END OF PERIOD
Allowance for doubtful accounts

Fiscal 1995                             $635                 $713              $  0              $337             $1,011

Fiscal 1994                              732                  (50)                0                47                635

Fiscal 1993                              545                  307                 0               120                732


(1) Accounts written off, net of collections on accounts receivable previously written off

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              REGISTRANT:

                                              BUSH INDUSTRIES, INC.


March 25, 1996                                By /s/Paul S. Bush
                                                 ------------------------------
                                                 Paul S. Bush, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE               TITLE                        DATE
       ---------               -----                        ----


/s/Paul S. Bush
------------------------
Paul S. Bush                  President, Chief
                              Executive Officer, and
                              Chairman of the Board
                              of Directors                  March 25, 1996


/s/Robert L. Ayres
-----------------------
Robert L. Ayres               Executive Vice President,
                              Chief Operating Officer,
                              Chief Financial Officer,
                              and Director                  March 25, 1996


/s/Lewis H. Aronson
-----------------------
Lewis H. Aronson             Vice President of
                             Corporate Development
                             and Director                   March 25, 1996


/s/Douglas S. Bush
---------------------
Douglas S. Bush          Vice President of
                         Merchandising and
                         Director                  March 25, 1996


/s/Gregory P. Bush
---------------------
Gregory P. Bush          Vice President of
                         Administration and
                         Director                  March 25, 1996


/s/Donald F. Hauck
---------------------
Donald F. Hauck          Senior Vice President
                         and Director              March 25, 1996


/s/David G. Messinger
---------------------
David G. Messinger       Senior Vice President of
                         Sales and Marketing and
                         Director                  March 25, 1996


/s/Paul A. Benke
---------------------
Paul A. Benke            Director                  March 25, 1996


/s/Jerald D. Bidlack
---------------------
Jerald D. Bidlack        Director                  March 25, 1996


/s/Robert E. Hallagan
---------------------
Robert E. Hallagan       Director                  March 25, 1996

                                      22