Form 10-Q
period 1996-03-30
BUSH INDUSTRIES INC
filed 1996-05-13
CIK 758604

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.     20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996
                               --------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to ________________________

Commission file number      1-8884
                        -------------

                             BUSH INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                               16-0837346
   ---------------------------------            -------------------
   (State or other jurisdiction of               (I.R.S. Employer
    Incorporation of organization)              Identification No.)


                                One Mason Drive
                                 P.O. Box 460
                       Jamestown, New York   14702-0460
          ----------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (716) 665-2000
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------        -------

Number of shares of Common Stock outstanding as of March 30, 1996: 5,975,956 shares of Class A Common Stock and 2,570,247 shares of Class B Common Stock.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    ---------------------------------------

                                                          MARCH 30,         DECEMBER 30,
                                                              1996                 1995
                                                       ------------       -------------
                                                         (Unaudited)
                                                                (In thousands)
ASSETS
- - ------
Current Assets:
   Cash                                                  $  2,702             $  2,929
   Accounts receivable                                     24,582               22,321
   Inventories                                             22,352               21,582
   Prepaid expenses and other current assets                3,921                3,697
                                                         --------             --------
        Total Current Assets                               53,557               50,529

Property, Plant and Equipment, Net                         53,587               49,616

Other Assets                                                2,558                2,461
                                                         --------             --------

TOTAL ASSETS                                             $109,702             $102,606
                                                         ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
   Accounts payable                                         7,346                7,567
   Income taxes                                             3,975                2,124
   Other accrued liabilities                               16,888               16,419
   Current portion of long-term debt                          360                  401
                                                         --------             --------
        Total Current Liabilities                          28,569               26,511

Deferred Income Taxes                                       1,990                1,951
Long-term Debt                                             15,434               15,031

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        6,295,956 and 6,294,168 shares issued                 630                  629

        Class B, $.10 par, 6,000,000 shares authorized,
        2,570,247 shares issued                               257                  257

   Paid-in capital                                          7,154                7,146
   Retained earnings                                       60,928               56,341
                                                         --------             --------
                                                           68,969               64,373

Less treasury stock, 320,000 Class A shares                 5,260                5,260
                                                         --------             --------
        Total Stockholders' Equity                         63,709               59,113
                                                         --------             --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $109,702             $102,606
                                                         ========             ========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)


                                             THIRTEEN WEEKS ENDED
                                          ---------------------------
                                            MARCH 30,      APRIL 1,
                                                 1996          1995
                                          -------------  ------------
                                          (In thousands except shares
                                              and per share data)

Net Sales                                    $   65,033    $   50,173

Costs and Expenses:

   Cost of sales                                 44,725        35,283
   Selling, general and administrative           12,149         9,970
   Interest                                         353           566
                                             ----------    ----------
                                                 57,227        45,819

Earnings Before Income Taxes                      7,806         4,354

Income Taxes                                      3,005         1,721
                                             ----------    ----------

Net Earnings                                 $    4,801    $    2,633
                                             ==========    ==========


Earnings per Share
   Primary                                   $     0.53    $     0.30
   Fully diluted                             $     0.52    $     0.30

Weighted Average Shares Outstanding
   Primary                                    9,073,733     8,869,356
   Fully diluted                              9,219,500     8,869,356


See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                ----------------------------------------------
                                  (Unaudited)

                                                                THIRTEEN WEEKS ENDED
                                                         ------------------------------
                                                            MARCH 30,         APRIL 1,
                                                                 1996             1995
                                                         --------------   -------------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
- - -------------------------------------
   Net earnings                                              $ 4,801         $ 2,633
   Adjustment to reconcile:
      Depreciation and amortization                            1,452           1,529
      Deferred income taxes                                      (60)           (138)
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                     (2,261)          5,944
      Inventories                                               (770)            265
      Prepaid expenses and other current assets                 (125)            672
      Accounts payable                                          (221)         (3,957)
      Income taxes                                             1,853           1,719
      Other accrued liabilities                                  469          (2,485)
                                                             -------         -------
         Net cash provided by operating activities             5,138           6,182

CASH FLOWS FROM INVESTING ACTIVITIES:
- - -------------------------------------
   Capital expenditures                                       (5,292)         (1,399)
   Increase in other assets                                     (228)           (101)
                                                             -------         -------
      Net cash used in investing activities                   (5,520)         (1,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
- - -------------------------------------
   Pay down of line of credit                                      0          (2,595)
   Repayment of long-term debt                                  (118)           (890)
   Proceeds from long-term debt                                  480               0
   Exercise of stock options by employees                          6             104
   Dividends paid                                               (213)           (221)
                                                             -------         -------
      Net cash provided by (used in) financing activities        155          (3,602)
                                                             -------         -------

NET INCREASE (DECREASE) IN CASH                                 (227)          1,080

CASH AT BEGINNING OF PERIOD                                    2,929           4,151
                                                             -------         -------

CASH AT END OF PERIOD                                        $ 2,702         $ 5,231
                                                             =======         =======

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                      Thirteen weeks ended March 30, 1996


  1. The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 30, 1995. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 30, 1995.

     The foregoing financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

  2. Inventories consist of the following:


                    MARCH 30,  DECEMBER 30,
                         1996          1995
                  -----------  ------------
                       (In thousands)
Raw material          $ 4,894       $ 4,459

Work in progress        2,420         2,324

Finished goods         15,038        14,799
                      -------       -------

                      $22,352       $21,582
                      =======       =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     Except for the historical information contained herein, the matters discussed in this 10-Q are forward-looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS:
- - ----------------------

     The Company achieved record first quarter sales for the 13 week period ended March 30, 1996 of $65,033,000. This represented an increase of $14,860,000, or approximately 29.6%, compared to net sales of $50,173,000 for the 13 week period ended April 1, 1995. The increase in net sales was attributable to strong sales in the office superstores and consumer electronics distribution channels, overall strong new product acceptance by many retailers, an improvement in the overall retail climate, as compared to the first quarter of the 1995 fiscal year, and a better balanced inventory position at several key accounts as compared to the first quarter of 1995.

     Cost of sales increased $9,442,000 for the 13 week period ended March 30, 1996, compared to the 13 week period ended April 1, 1995. Cost of sales as an approximate percentage of net sales decreased by 1.5% from 70.3% in the first quarter of 1995 to 68.8% in the first quarter of 1996, and correspondingly gross profit as an approximate percentage of net sales increased by 1.5% from 29.7% in the first quarter of 1995 to 31.2% in the first quarter of 1996. The increase in cost of sales was primarily due to higher sales volumes. However, in the first quarter of 1996, improved manufacturing performance and increased production volume (which results in better absorption of manufacturing overhead) were instrumental in lowering cost of sales as a percentage of net sales.

     While net sales increased by approximately 29.6% for the 13 week period ended March 30, 1996, compared to the 13 week period ended April 1, 1995, selling, general and administrative expenses increased by approximately 21.9% (or by $2,179,000) during the same period. The increase in selling, general and administrative expenses was primarily a result of increases in variable selling expenses such as commissions, marketing and promotional incentives necessary to support the Company's increased sales volumes. Selling, general and administrative expenses declined as an approximate percentage of net sales from 19.9% in the first quarter of 1995 to 18.7% in the first quarter of 1996.

     Interest expense for the 13 week period ended March 30, 1996 decreased to $353,000 (or approximately 0.5% of net sales) from $566,000 (or approximately 1.1% of net sales) for the period ended April 1, 1995. The decrease in interest expense is due primarily to lower interest rates (resulting from the refinancing of the Company's debt and lower LIBOR and prime rates) and lower average debt. As a result of a refinancing of the Company's debt on July 26, 1995, the applicable margin on LIBOR based borrowings was lowered and, with the exception of the Industrial Development Revenue Bonds and a capitalized lease, all other then existing long-term debt (with generally higher interest rates), was paid off.


LIQUIDITY AND CAPITAL RESOURCES:
- - --------------------------------

     Working capital at first quarter end 1996 increased by $970,000, as compared to working capital at year-end 1995, primarily because of an increase in accounts receivable, inventories, and prepaid expenses and other current assets and a decrease in accounts payable and the current portion of long-term debt. Partially offsetting these factors was a decrease in cash and an increase in income taxes and other accrued liabilities. Total assets at first quarter end 1996 increased $7,096,000 over year-end 1995 primarily as a result of an increase in net property, plant and equipment, current assets and other assets. In addition, total liabilities increased $2,500,000 at first quarter end 1996, due mostly to an increase in income taxes, other accrued liabilities, long-term debt and deferred income taxes, partially offset by a decrease in accounts payable and the current portion of long-term debt.

     The Company spent $5,292,000 on capital expenditures during the first quarter of 1996 (a portion of which were construction costs associated with the first phase of the Erie facility, as described below), which were financed primarily with net cash flow from operating activities. Capital expenditures for fiscal year 1996 are currently forecasted to be in the $29 to $34 million range, including the cost of completing the new manufacturing and distribution facility located in Erie, Pennsylvania. The first phase of this expansion, approximately 500,000 square feet, is now completed and has replaced the Company's leased distribution and warehouse facility in Saybrook, Ohio. Construction of the second phase of the expansion program, for an additional approximately 500,000 square feet, will commence in the second quarter of 1996 and is scheduled to be completed late in the year. Manufacturing capacity, incorporating newly developed advanced technology, will be added incrementally to this facility as demand requires, with the first equipment installation scheduled for 1996.

     As of May 8, 1996, the Company was still negotiating the purchase of a majority interest in The ColorWorks, Inc. (the consummation or final terms of which no assurance can be given) for approximately $5.5 million, payable principally in Bush Class A Common Stock. The ColorWorks, Inc., a North Carolina based finishing and decorating firm, holds the master license to the "HydroGraFix" film processing technology in North and South America, Central Europe and South Africa.

     The Company has an unsecured $75,000,000 credit facility with Mellon Bank, N.A. and other lending institutions. This loan is due July 31, 2000 with a balloon payment of the then remaining principal and accrued interest. The Company has classified all of this line of credit as long-term debt. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a base rate or euro-rate option. Base rate loans bear interest at the prime rate as announced by Mellon Bank, N.A. from time to time, and euro-rate loans bear interest at the then current LIBOR rate, plus an applicable margin. The applicable margin which pertains only to LIBOR rate loans varies from .50% to
 .95%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $15,000,000 in letters of credit, which issuance will be deemed part of the

$75,000,000 maximum amount of borrowing permitted under the unsecured credit facility.

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

                        Part II.     OTHER INFORMATION
                        ------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON 8-K
- - -------   ---------------------------

           (a) Exhibits: None

           (b) Reports on Form 8-K:

               No reports on Form 8-K have been filed during the quarter (13 weeks) ended March 30, 1996.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BUSH INDUSTRIES, INC.
                                       ----------------------------
                                               (Registrant)



Date: May 10, 1996                  By:   /s/Robert L. Ayres
     --------------                    ----------------------------
                                               (Signature)
                                       Robert L. Ayres
                                       Executive Vice President,
                                       Chief Operating Officer
                                       and Chief Financial Officer