Form 10-Q
period 1996-06-26
BUSH INDUSTRIES INC
filed 1996-08-02
CIK 758604

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996
                               -------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission file number      1-8884
                        -------------

                                 BUSH INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     16-0837346
  ------------------------------                        ----------------
 (State or other jurisdiction of                        (I.R.S. Employer
 Incorporation of organization)                         Identification No.)

                                One Mason Drive
                                  P.O. Box 460
                          Jamestown, New York 14702-0460
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Number of shares of Common Stock outstanding as of June 29, 1996: 9,352,327 shares of Class A Common Stock and 3,855,365 shares of Class B Common Stock.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                        JUNE 29,    DECEMBER 30,
                                                          1996          1995
                                                       -----------  ------------
                                                       (Unaudited)
                                                               (In thousands)
ASSETS
- - - ------
Current Assets:
   Cash                                                  $  2,964       $  2,929
   Accounts receivable                                     24,118         22,321
   Inventories                                             32,693         21,582
   Prepaid expenses and other current assets                3,520          3,697
                                                         --------       --------
        Total Current Assets                               63,295         50,529

Property, Plant and Equipment, Net                         64,546         49,616

Other Assets                                                7,955          2,461
                                                         --------       --------

TOTAL ASSETS                                             $135,796       $102,606
                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - - ------------------------------------
Current Liabilities:
   Accounts payable                                        10,261          7,567
   Income taxes                                               430          2,124
   Other accrued liabilities                               18,573         16,419
   Current portion of long-term debt                          397            401
                                                         --------       --------
        Total Current Liabilities                          29,661         26,511

Deferred Income Taxes                                       2,029          1,951
Long-term Debt and other                                   29,418         15,031

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares
         authorized,
         9,634,571 and 9,441,252 shares issued                963            629
        Class B, $.10 par, 6,000,000 shares
         authorized,
         3,855,365 shares issued                              386            257

   Paid-in capital                                         11,447          7,146
   Retained earnings                                       64,985         56,341
                                                         --------       --------
                                                           77,781         64,373

Less treasury stock, 282,244 and 480,000 Class A            3,093          5,260
 shares                                                  --------       --------
        Total Stockholders' Equity                         74,688         59,113
                                                         --------       --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $135,796       $102,606
                                                         ========       ========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)



                                             THIRTEEN WEEKS ENDED
                                             --------------------
                                            JUNE 29,       JULY 1,
                                               1996           1995
                                          -------------  ------------
                                          (In thousands except shares
                                              and per share data)

Net Sales                                   $    55,199   $    45,008

Costs and Expenses:

   Cost of sales                                 36,921        31,593
   Selling, general and administrative           10,937         9,818
   Interest                                         495           541
                                            -----------   -----------
                                                 48,353        41,952

Earnings Before Income Taxes                      6,846         3,056

Income Taxes                                      2,570         1,208
                                            -----------   -----------
Net Earnings                                $     4,276   $     1,848
                                            ===========   ===========

Earnings per Share
   Primary                                  $      0.30   $      0.14
   Fully diluted                            $      0.30   $      0.14

Weighted Average Shares Outstanding
   Primary                                   14,168,056    13,269,907
   Fully diluted                             14,231,187    13,269,907



The July 1, 1995 earnings per share and the number of weighted average Class A and Class B shares of Common Stock outstanding have been adjusted to reflect the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on June 28, 1996 to stockholders of record as of June 14, 1996.

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)


                                            TWENTY-SIX WEEKS ENDED
                                            ----------------------
                                            JUNE 29,       JULY 1,
                                               1996           1995
                                          -------------  ------------
                                          (In thousands except shares
                                              and per share data)

Net Sales                                   $   120,232   $    95,181

Costs and Expenses:

   Cost of sales                                 81,646        66,876
   Selling, general and administrative           23,086        19,788
   Interest                                         848         1,107
                                            -----------   -----------
                                                105,580        87,771

Earnings Before Income Taxes                     14,652         7,410

Income Taxes                                      5,575         2,929
                                            -----------   -----------

Net Earnings                                $     9,077   $     4,481
                                            ===========   ===========

Earnings per Share
   Primary                                  $      0.65   $      0.34
   Fully diluted                            $      0.64   $      0.34

Weighted Average Shares Outstanding
   Primary                                   13,938,293    13,279,816
   Fully diluted                             14,175,596    13,279,816


The July 1, 1995 earnings per share and the number of weighted average Class A and Class B shares of Common Stock outstanding have been adjusted to reflect the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on June 28, 1996 to stockholders of record as of June 14, 1996.

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                  (Unaudited)

                                                        TWENTY-SIX WEEKS ENDED
                                                       ------------------------
                                                         JUNE 29,     JULY 1,
                                                            1996         1995
                                                       ------------  ----------
                                                           (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
- - - ------------------------------------
   Net earnings                                           $  9,077     $ 4,481
   Adjustment to reconcile:
      Depreciation and amortization                          2,857       3,056
      Deferred income taxes                                   (112)       (235)
   Change in assets and liabilities affecting cash
    flows:
      Accounts receivable                                       26       5,901
      Inventories                                          (10,087)      1,319
      Prepaid expenses and other current assets                390         439
      Accounts payable                                         781      (4,879)
      Income taxes                                            (984)       (474)
      Other accrued liabilities                              1,182      (2,250)
                                                          --------     -------
         Net cash flow provided by operating                 3,130       7,358
          activities

CASH FLOWS FROM INVESTING ACTIVITIES:
- - - ------------------------------------
   Capital expenditures                                    (12,722)     (5,770)
   Investment in Subsidiary                                   (827)          0
   Increase in other assets                                   (704)       (177)
                                                          ---------    --------
      Net cash used in investing activities                (14,253)     (5,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
- - - -------------------------------------
   Borrowing on line of credit                                   0          73
   Repayment of long-term debt                              (3,150)     (1,951)
   Proceeds from long-term debt                             13,102           0
   Purchase of Class A stock for treasury                        0        (931)
   Exercise of stock options by employees                    1,639         110
   Dividends paid                                             (433)       (442)
                                                          --------     -------
      Net cash provided by (used in) financing              11,158      (3,141)
       activities                                         --------     -------


NET INCREASE (DECREASE) IN CASH                                 35      (1,730)

CASH AT BEGINNING OF PERIOD                                  2,929       4,151
                                                          --------     -------

CASH AT END OF PERIOD                                     $  2,964     $ 2,421
                                                          ========     =======

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                      Twenty six weeks ended June 29, 1996


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

     On May 30, 1996 the Company acquired a majority equity interest in The ColorWorks, Inc. for approximately $5.4 million, paid principally in Bush Class A Common Stock. As of June 29, 1996, the financial statements of The ColorWorks, Inc. are consolidated into the Company's financial statements and any resulting minority interest was deemed not material.

     The foregoing financial information reflects all adjustments which are, in the opinion of management, of normal recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

2. In a non cash transaction and as additional consideration for a majority interest in a new subsidiary, the Company issued 197,753 shares of Class A Common Stock from its Treasury Stock. Each share of stock was valued at $23.17 per share for a total consideration of $4,581,000. The afore-mentioned shares and price per share have been adjusted to reflect the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on June 28, 1996 to stockholders of record as of June 14, 1996.

3.   Inventories consist of the following:



                         JUNE 29,  DECEMBER 30,
                           1996        1995
                         --------  ------------
                             (In thousands)
     Raw material         $ 6,432       $ 4,459

     Work in progress       2,928         2,324

     Finished goods        23,333        14,799
                          -------       -------

                          $32,693       $21,582
                          =======       =======



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - - ------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     Except for the historical information contained herein, the matters discussed in this 10-Q contain forward-looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS:
- - - ----------------------

     The Company achieved record second quarter sales for the 13 week period ended June 29, 1996 of $55,199,000 and record first half sales for the 26 week period ended June 29, 1996 of $120,232,000. This represents an increase of $10,191,000, or approximately 22.6%, compared to net sales of $45,008,000 for the 13 week period ended July 1, 1995 and a first half increase of $25,051,000, or approximately 26.3%, compared to net sales of $95,181,000 for the 26 week period ended July 1, 1995. The increase in net sales was attributable to strong sales in the office superstores and consumer electronics distribution channels, strong new product acceptance by many retailers, an improvement in the overall retail climate, as compared to the second quarter and first half of the 1995 fiscal year, and a better balanced inventory position at several key accounts as compared to the second quarter and first half of the 1995 fiscal year.

     Cost of sales increased $5,328,000 for the 13 week period ended June 29, 1996, compared to the 13 week period ended July 1, 1995. Cost of sales as an approximate percentage of net sales decreased by 3.3% from 70.2% in the second quarter of 1995 to 66.9% in the second quarter of 1996. Cost of sales increased by $14,770,000 for the 26 week period ended June 29, 1996, compared to the 26 week period ended July 1, 1995. Cost of sales as an approximate percentage of net sales decreased by 2.4% from 70.3% in the first half of 1995 to 67.9% in the first half of 1996. The increase in cost of sales was primarily due to higher sales volumes. However, for the second quarter and first half of 1996, improved manufacturing performance and increased production volume (which results in better absorption of manufacturing overhead) were instrumental in lowering cost of sales as a percentage of net sales.

     Selling, general and administrative expenses increased $1,119,000 for the 13 week period ended June 29, 1996, compared to the 13 week period ended July 1, 1995. For the 26 week period ended June 29, 1996 selling, general and administrative expenses increased by $3,298,000 as compared to the 26 week
period ended July 1, 1995.   The second quarter of 1996 and first half of 1996
increases in selling, general and administrative expenses were primarily a result of increases in variable selling expenses (such as commissions, marketing and promotional incentives) and other administrative costs associated with the Company's increased sales volumes. Selling, general and administrative expenses as an approximate percentage of net sales decreased by 2.0% from 21.8% in the second quarter of 1995 to 19.8% in the second quarter of 1996 and decreased by 1.6% from 20.8% in the first half of 1995 to 19.2% in the first half of 1995.

     Interest expense for the 13 week period ended June 29, 1996 decreased to $495,000 (or approximately 0.9% of net sales) from $541,000 (or approximately 1.2% of net sales) for the 13 week period ended July 1, 1995. Interest expense for the 26 week period ended June 29, 1996 decreased to $848,000 (or approximately 0.7% of net sales) from $1,107,000 (or approximately 1.2% of net sales) for the 26 week period ended July 1, 1995. The decrease in interest expense, for both the second quarter of 1996 and first half of 1996, is due primarily to lower interest rates (resulting from the refinancing of the Company's debt and lower LIBOR and prime rates). As a result of a refinancing of the Company's debt on July 26, 1995, the applicable margin on LIBOR based borrowings was lowered and, with the exception of the Industrial Development Revenue Bonds and a capitalized lease, all other then existing long-term debt (with generally higher interest rates), was paid off. Partially offsetting the reduction in interest rates in both the second quarter 1996 and the first half 1996 was an increase in average debt.

LIQUIDITY AND CAPITAL RESOURCES:
- - - --------------------------------

     On May 30, 1996 the Company acquired a majority equity interest in The ColorWorks, Inc. for approximately $5.4 million, paid principally in Bush Class A Common Stock. The ColorWorks, Inc., a North Carolina based finishing and decorating firm, holds the master license to the "HydroGraFix" film processing technology in North and South America, Central Europe and South Africa. As of June 29, 1996, the financial statements of The ColorWorks, Inc. are consolidated into the Company's financial statements and any resulting minority interest was deemed not material.

     Working capital at second quarter end 1996 increased by $9,616,000 as compared to working capital at year end 1995, primarily because of an increase in inventories and accounts receivable and a decrease in income taxes.
Partially offsetting these factors was a increase in accounts payable and other accrued liabilities. Total assets at second quarter end increased by $33,190,000 over year end 1995 primarily as a result of an increase in net property, plant and equipment, current assets and other assets. In addition, total liabilities at second quarter end 1996 increased $17,615,000 over year end 1995, due mostly to an increase in long-term debt and current liabilities.

     The Company spent $12,722,000 on capital expenditures during the first half of 1996 (which included construction costs associated with both the first and second phases of the Erie facility, as described below), which were financed primarily with increased debt and net cash flow from operating activities. Capital expenditures for the 1996 fiscal year are currently forecasted to be in the $35 to $40 million range, including the cost of completing the new manufacturing and distribution facility located in Erie, Pennsylvania. The first phase of this expansion, approximately 500,000 square feet, is completed and, in April 1996, replaced the Company's leased distribution and warehouse facility in Saybrook, Ohio. Construction of the second phase of the expansion program, for an additional approximately 500,000 square feet, commenced in the second quarter of 1996 and is scheduled to be completed late in 1996. Manufacturing capacity, incorporating newly developed advanced technology, will be added incrementally to this facility as demand requires, with the first equipment installation scheduled for 1996.

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

     The line of credit agreement provides for achieving certain ratios, including total funded debt (net of cash) to capital and total funded debt (net of cash) to earnings before interest and tax, prescribes minimum tangible net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all of these requirements. The Company believes that currently unused balances available under the existing credit agreements, along with net cash flow generated from operating activities, will be adequate to fund the Company's operations in 1996.

                          Part II.  OTHER INFORMATION
                          ---------------------------



ITEM 6.   EXHIBITS AND REPORTS ON 8-K
- - - -------   ---------------------------

                (a) Exhibits: None

                (b) Reports on Form 8-K:

                    No reports on Form 8-K have been filed during the quarter (13 weeks) ended June 29, 1996.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BUSH INDUSTRIES, INC.
                                ----------------------------
                                        (Registrant)

Date:   July 31, 1996        By: /s/Robert L. Ayres
       ---------------           ----------------------------
                                        (Signature)
                                    Robert L. Ayres
                                    Executive Vice President,
                                    Chief Operating Officer
                                    and Chief Financial Officer