Form 10-Q
period 1996-09-28
BUSH INDUSTRIES INC
filed 1996-11-12
CIK 758604

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1996
                               ------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  ---------------
Commission file number   1-8884
                      ------------

                              BUSH INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                              16-0837346
------------------------------                             ------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation of organization)                             Identification No.)

                                 One Mason Drive
                                  P.O. Box 460
                         Jamestown, New York 14702-0460
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 665-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                   No
     -----                    -----

Number of shares of Common Stock outstanding as of September 28, 1996: 9,409,606 shares of Class A Common Stock and 3,855,365 shares of Class B Common Stock.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                                            SEPTEMBER 28,          DECEMBER 30,
                                                                     1996                  1995
                                                            -------------          ------------
                                                              (Unaudited)
                                                                       (In thousands)
ASSETS
------
Current Assets:
   Cash                                                            $2,066                $2,929
   Accounts receivable                                             27,462                22,321
   Inventories                                                     29,236                21,582
   Prepaid expenses and other current assets                        4,135                 3,697
                                                                   ------               -------
        Total Current Assets                                       62,899                50,529

Property, Plant and Equipment, Net                                 74,417                49,616

Other Assets                                                       10,479                 2,461
                                                                   ------                 -----
TOTAL ASSETS                                                     $147,795              $102,606
                                                                 ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                 9,022                 7,567
   Income taxes                                                     1,333                 2,124
   Other accrued liabilities                                       18,633                16,419
   Current portion of long-term debt                                  490                   401
                                                                 --------              --------
        Total Current Liabilities                                  29,478                26,511

Deferred Income Taxes                                               2,440                 1,951
Long-term Debt and other                                           36,738                15,031

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        9,634,571 and 9,441,252 shares issued                         963                   629

        Class B, $.10 par, 6,000,000 shares authorized,
        3,855,365 shares issued                                       386                   257

   Paid-in capital                                                 12,107                 7,146
   Retained earnings                                               68,504                56,341
                                                                   ------                ------
                                                                   81,960                64,373

Less treasury stock, 224,965 and 480,000 Class A shares             2,821                 5,260
                                                                   ------               -------
        Total Stockholders' Equity                                 79,139                59,113
                                                                   ------                ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $147,795              $102,606
                                                                 ========              ========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)

                                                         THIRTEEN WEEKS ENDED
                                                  -----------------------------------
                                                  SEPTEMBER 28,         SEPTEMBER 30,
                                                          1996                  1995
                                                  -------------         -------------
                                                      (In thousands except shares
                                                          and per share data)
Net Sales                                              $63,638               $59,521

Costs and Expenses:

   Cost of sales                                        44,433                42,034
   Selling, general and administrative                  12,385                11,835
   Interest                                                503                   440
                                                      --------              --------
                                                        57,321                54,309

Earnings Before Income Taxes                             6,317                 5,212

Income Taxes                                             2,338                 2,056
                                                     ---------                ------

Net Earnings                                            $3,979                $3,156
                                                        ======                ======


Earnings per Share
   Primary                                               $0.28                 $0.24
   Fully diluted                                         $0.28                 $0.24

Weighted Average Shares Outstanding
   Primary                                          14,193,669            13,170,315
   Fully diluted                                    14,193,669            13,308,737


The September 30, 1995 earnings per share and the number of weighted average Class A and Class B shares of Common Stock outstanding have been adjusted to reflect the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on June 28, 1996 to stockholders of record as of June 14, 1996.

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)

                                                            THIRTY-NINE WEEKS ENDED
                                                         -----------------------------
                                                          SEPTEMBER         SEPTEMBER
                                                          28, 1996          30, 1995
                                                         -----------       -----------
                                                          (In thousands except shares
                                                             and per share data)
Net Sales                                                   $183,870          $154,702

Costs and Expenses:

   Cost of sales                                             126,079           108,910
   Selling, general and administrative                        35,471            31,623
   Interest                                                    1,351             1,547
                                                         -----------       -----------
                                                             162,901           142,080

Earnings Before Income Taxes                                  20,969            12,622

Income Taxes                                                   7,913             4,985
                                                         -----------       -----------

Net Earnings                                                 $13,056            $7,637
                                                         ===========       ===========


Earnings per Share
   Primary                                                     $0.93             $0.58
   Fully diluted                                               $0.93             $0.57

Weighted Average Shares Outstanding
   Primary                                                14,025,638        13,243,082
   Fully diluted                                          14,025,638        13,281,912


The September 30, 1995 earnings per share and the number of weighted average Class A and Class B shares of Common Stock outstanding have been adjusted to reflect the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on June 28, 1996 to stockholders of record as of June 14, 1996.

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                   (Unaudited)

                                                                           THIRTY-NINE WEEKS ENDED
                                                                       --------------------------------
                                                                       SEPTEMBER 28,      SEPTEMBER 30,
                                                                                1996               1995
                                                                       -------------      -------------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings                                                              $13,056             $7,637
   Adjustment to reconcile:
      Depreciation and amortization                                            4,167              4,551
      Deferred income taxes                                                    (333)              (401)
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                                    (3,318)                550
      Inventories                                                            (6,630)              6,917
      Prepaid expenses and other current assets                                  (7)                284
      Accounts payable                                                         (458)            (2,049)
      Income taxes                                                               334              1,100
      Other accrued liabilities                                                1,242              1,767
                                                                               -----              -----
         Net cash flow provided by operating activities                        8,053             20,356

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Capital expenditures                                                     (24,126)            (9,044)
   Investment in Subsidiary                                                    (827)                  0
   Increase in other assets                                                    (857)              (470)
                                                                          ----------          ---------
      Net cash used in investing activities                                 (25,810)            (9,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Paydown of line of credit                                                      0             (2,595)
   Repayment of long-term debt                                               (3,225)            (8,961)
   Proceeds from long-term debt                                               20,861                  0
   Purchase of Class A stock for treasury                                    (1,488)              (931)
   Exercise of stock options by employees                                      1,639                112
   Dividends paid                                                              (893)              (661)
                                                                               -----           --------
      Net cash provided by (used in) financing activities                     16,894           (13,036)
                                                                              ------           --------


NET DECREASE IN CASH                                                           (863)            (2,194)

CASH AT BEGINNING OF PERIOD                                                    2,929              4,151
                                                                             -------           --------

CASH AT END OF PERIOD                                                         $2,066             $1,957
                                                                              ======             ======

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                   Thirty-nine weeks ended September 28, 1996

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

         On May 30, 1996, the Company acquired a majority equity interest in The ColorWorks, Inc., a North Carolina corporation, for approximately $5.4 million, paid principally in Bush Industries, Inc.'s Class A Common Stock. On September 25, 1996, the Company acquired the remaining equity interest in The ColorWorks, Inc. (making it a wholly owned subsidiary of the Company), for approximately $2.7 million, paid principally in Bush Industries, Inc.'s Class A Common Stock. The acquisition of The ColorWorks, Inc. has been accounted for using the purchase method of accounting and accordingly, the financial statements of The ColorWorks, Inc. have been included in the condensed consolidated financial statements of Bush Industries, Inc. since the May 30, 1996 acquisition.

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective December 31, 1995. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to all of its stock based compensation awards to employees and will disclose the pro forma effect on net income and earnings per share in its Annual Report on Form 10-K for the year ending December 28, 1996, if material.

         The foregoing financial information reflects all adjustments which are, in the opinion of management, of normal recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

     2. In two non-cash transactions and as additional consideration for the acquisition of The ColorWorks, Inc. subsidiary, the Company issued approximately 338,000 shares of Bush Industries, Inc.'s Class A Common Stock from its Treasury Stock. The value of the two blocks of stock issued for additional consideration amounted to approximately $7.0 million.

3.  Inventories consist of the following:

                               SEPTEMBER 28,     DECEMBER 30,
                                        1996             1995
                               -------------     ------------
                                  (In thousands)

Raw materials                         $6,601           $4,459
Work in progress                       3,171            2,324
Finished goods                        19,464           14,799
                                     -------           ------
                                     $29,236          $21,582
                                     =======          =======

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------        -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

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

RESULTS OF OPERATIONS:
---------------------

     The Company achieved record third quarter sales for the 13 week period ended September 28, 1996 of $63,638,000 and record sales for the 39 week period ended September 28, 1996 of $183,870,000. This represents a quarterly increase of $4,117,000, or approximately 6.9%, compared to net sales of $59,521,000 for the 13 week period ended September 30, 1995 and a 39 week increase of $29,168,000, or approximately 18.9%, compared to net sales of $154,702,000 for the 39 week period ended September 30, 1995. The 39 week increase in net sales was attributable to strong sales in the office superstores and consumer electronics distribution channels, strong new product acceptance by many retailers, an improvement in the overall retail climate, as compared to the first half of the 1995 fiscal year, and a better balanced inventory position at several key accounts as compared to the first half of the 1995 fiscal year. Other factors affecting sales in the quarter ended September 28,1996 were the filing for Chapter 11 protection by a large retailer and the consolidation of The ColorWorks, Inc. sales into the Company's financial statements.

     Cost of sales increased $2,399,000 for the 13 week period ended September 28, 1996, compared to the 13 week period ended September 30, 1995. Cost of sales as an approximate percentage of net sales decreased by 0.8% from 70.6% in the third quarter of 1995 to 69.8% in the third quarter of 1996. Cost of sales increased by $17,169,000 for the 39 week period ended September 28, 1996, compared to the 39 week period ended September 30, 1995. Cost of sales as an approximate percentage of net sales decreased by 1.8% from 70.4% for the first 39 weeks of 1995 to 68.6% for the first 39 weeks of 1996. The increase in cost of sales for the third quarter and the first 39 weeks of 1996 was primarily due to higher sales volumes. However, for the third quarter and first 39 weeks of 1996, lower raw material costs and increased production volume (which results in better absorption of manufacturing overhead) resulted in lower cost of sales as a percentage of net sales.

     Selling, general and administrative expenses increased $550,000 for the 13 week period ended September 28, 1996, compared to the 13 week period ended September 30, 1995. For the 39 week period ended September 28, 1996 selling, general and administrative expenses increased by $3,848,000 as compared to the 39 week period ended September 30, 1995. The increase in selling, general and administrative expenses for the first 39 weeks of 1996 were primarily a result of increases in variable selling expenses (such as commissions, marketing and promotional incentives) and other administrative costs associated with the Company's higher sales volumes. Also, in the third quarter of 1996, the Company increased its bad debt accrual by $533,000 as the result of the filing for Chapter 11 protection by a large retailer. Selling, general and administrative expenses as an approximate percentage of net sales decreased by 0.4% from 19.9% in the third quarter of 1995 to 19.5% in the third quarter of 1996 and decreased by 1.1% from 20.4% for the first 39 weeks of 1995 to 19.3% in the first 39 weeks of 1995.

     Interest expense for the 13 week period ended September 28, 1996 increased to $503,000 (or approximately 0.8% of net sales) from $440,000 (or approximately 0.7% of net sales) for the 13 week period ended September 30, 1995. Interest expense for the 39 week period ended September 28, 1996 decreased to $1,351,000 (or approximately 0.7% of net sales) from $1,547,000 (or approximately 1.0% of net sales) for the 39 week period ended September 30, 1995. The decrease in interest expense for the first 39 weeks of 1996 is due primarily to lower interest rates (resulting from a combination of the refinancing of the Company's debt and lower LIBOR and prime rates). As a result of a refinancing of the Company's debt on July 26, 1995, the applicable margin on LIBOR based borrowings was lowered and, with the exception of the Industrial Development Revenue Bonds and a capitalized lease, all other then existing long-term debt (with generally higher interest rates), was paid off. Partially offsetting the reduction in interest rates for the first 39 weeks of 1996 was an increase in average debt. For the 13 week period ended September 28, 1996, the increase in average debt more than offset the reduction in interest rates.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     On May 30, 1996, the Company acquired a majority equity interest in The ColorWorks, Inc. for approximately $5.4 million, paid principally in Bush Industries, Inc.'s Class A Common Stock. On September 25, 1996 the Company acquired the remaining equity interest in The ColorWorks, Inc. (making it a wholly owned subsidiary of the Company), for approximately $2.7 million, paid principally in Bush Industries, Inc.'s Class A Common Stock. The ColorWorks, Inc., a North Carolina based finishing and decorating firm, holds the master license to the "HydroGraFix" film processing technology in North and South America, Central Europe and South Africa. The acquisition of The ColorWorks, Inc. has been accounted for using the purchase method of accounting and accordingly, the financial statements of the ColorWorks, Inc. have been included in the condensed consolidated financial statements of Bush Industries, Inc. since the May 30, 1996 acquisition.

     Working capital at third quarter end 1996 increased by $9,403,000, as compared to working capital at year end 1995, primarily because of an increase in inventories and accounts receivable and a decrease in income taxes. Partially offsetting these factors was a increase in accounts payable and other accrued liabilities and a decrease in cash. Total assets at third quarter end increased by $45,189,000 over year end 1995 primarily as a result of an increase in net property, plant and equipment, current assets and other assets. In addition, total liabilities at third quarter end 1996 increased $25,163,000 over year end 1995, due mostly to an increase in long-term debt and current liabilities. Total assets and total liabilities have increased as the result of the Company's expansion project in Erie, Pennsylvania, record sales, higher production levels and the acquisition of The ColorWorks, Inc.

     The Company spent $24,126,000 on capital expenditures during the first 39 weeks of 1996

(which included construction costs associated with both the first and second phases of the Erie facility, as described below), which were financed primarily with increased debt and net cash flow from operating activities. Capital expenditures for the 1996 fiscal year are currently forecasted to be in the $35 to $40 million range, including the cost of completing the new manufacturing and distribution facility located in Erie, Pennsylvania. The first phase of this expansion, approximately 500,000 square feet, is completed and, in April 1996, replaced the Company's leased distribution and warehouse facility in Saybrook, Ohio. Construction of the second phase of the expansion program, for an additional approximately 500,000 square feet, commenced in the second quarter of 1996 and the Company took possession of approximately one-half of the second phase in the third quarter of 1996 and expects the balance to be substantially completed in the fourth quarter. Manufacturing capacity, incorporating newly developed advanced technology, will be added incrementally to this facility as demand requires, with the first equipment installation currently underway.

     The Company has an unsecured $85,000,000 credit facility, as amended, with Mellon Bank, N.A. and other lending institutions. This loan is due July 31, 2000 with a balloon payment of the then remaining principal and accrued interest. The Company has classified all of this line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a base rate or Euro-Rate option. Base rate loans bear interest at the prime rate as announced by Mellon Bank, N.A. from time to time, and Euro-Rate loans bear interest at the then current LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR rate loans, varies from .50% to
 .95%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $15,000,000 in letters of credit, which issuance will be deemed part of the $85,000,000 maximum amount of borrowing permitted under the unsecured credit facility.

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

                           Part II. OTHER INFORMATION
                           --------------------------

ITEM 6.       EXHIBITS AND REPORTS ON 8-K
------        ---------------------------

                  (a)   Exhibits: None

                  (b)   Reports on Form 8-K:

                        No reports on Form 8-K have been filed during the quarter (13 weeks) ended September 28, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         BUSH INDUSTRIES, INC.
                                                         ---------------------
                                                              (Registrant)

Date:    November 7, 1996            By:    /s/Robert L. Ayres
      ---------------------                 ----------------------------------
                                                          (Signature)
                                            Robert L. Ayres
                                            Executive Vice President,
                                            Chief Operating Officer
                                            and Chief Financial Officer