Form 10-K405
period 1996-12-28
BUSH INDUSTRIES INC
filed 1997-03-25
CIK 758604

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1996

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934



For the transition period from___________________to____________________

Commission file number           1-8884
                      ------------------------------

                             BUSH INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                      16-0837346
-------------------------------------        ---------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

 One Mason Drive, Jamestown, New York                     14702
-------------------------------------        ---------------------------------
       (Address of principal                            (Zip Code)
       executive offices)

Registrant's telephone number, including area code        (716) 665-2000
                                                  ----------------------------

Securities registered pursuant to Section 12(b) of the Act:


   Title of each class                         Name of each exchange on which
                                                         registered

  Class A Common Stock                             New York Stock Exchange
---------------------------                  ---------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     None
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X            No
                                           -----             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

As of December 27, 1996, 9,425,756 Shares of Class A Common Stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on December 27, 1996 which was $19.875 per share) of the Class A Common Stock held by non-affiliates was approximately $147,365,000. As of December 27, 1996, 3,855,365 Shares of Class B Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 1, 1997 are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934.

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

     In January 1994, the Company expanded its operations with the acquisition of approximately 450,000 square feet of manufacturing and warehouse space in Jamestown, New York. In 1995, the Company began the first phase of a two phase expansion program which ultimately added a new approximately one million square-foot manufacturing and distribution facility in Erie County, Pennsylvania, which is about 50 miles west of the Company's main manufacturing complex in Jamestown, New York. The first phase of this expansion, approximately 500,000 square feet, replaced the Company's leased distribution and warehouse facility in Saybrook, Ohio in April 1996. Construction of the second phase of the expansion program, for an additional approximately 500,000 square feet, commenced in the second quarter of 1996 and was substantially completed in the fourth quarter of 1996. Manufacturing capacity, incorporating newly developed advanced technology, will be added incrementally to this facility as demand requires, with the first equipment installation currently underway.

     In 1996, the Company acquired 100% ownership of The ColorWorks, Inc., a North Carolina corporation ("ColorWorks"). ColorWorks, a North Carolina based finishing and decorating firm, holds the master license to the "HydroGraFix" film processing technology in North and South America, portions of Central Europe and South Africa. For the Company's fiscal year ended December 28, 1996, the total net sales and the total assets of ColorWorks were approximately 3% and 6% of the Company's consolidated total net sales and total assets, respectively.


(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

     For financial information reporting purposes, the Company may be deemed to engage in one industry segment, the design, manufacture and sale of ready-to-assemble furniture products.

(c)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

     The Company is engaged primarily in the design, manufacture and sale of ready-to assemble ("RTA") furniture products in various price ranges for both business and consumer use. The Company's furniture product line includes audio/video home entertainment centers, home theater furniture systems, audio cabinets, television/VCR carts, room dividers, wall units, bookcases, bedroom and kitchen/utility furniture, microwave carts, computer desks and workstations, hutches, printer stands, double pedestal executive desks, credenzas, storage armoires and file cabinets.

     The Company's varied RTA furniture product line is designed for ease of assembly, to ensure that such products can be readily assembled by following simple, easy to read diagramed instructions, contained with each RTA product sold. To enhance customer service, the Company maintains a toll free number to assist consumers with any questions with respect to the assembly of any product.

     In addition, the Company, through its wholly-owned subsidiary, ColorWorks, is engaged in the finishing and decoration of various substrate materials. The ColorWorks holds the master license to the "HydroGraFix" film processing technology in North and South America, portions of Central Europe, and South Africa. This process permits the decoration of a variety of geometric shapes, including complex three-dimensional parts.

Marketing and Distribution
     The Company's furniture products are marketed to a variety of retailers for sale to both business and consumer end-users. The Company's customers include national chains, electronic and computer superstores, catalog showrooms, discount mass merchants, warehouse clubs, office supply superstores, office furniture retailers, home furnishings retailers, department stores, home improvement centers and independent wholesale distributors. The Company's furniture products are sold both through independent manufacturers' representatives and directly by the Company's sales personnel. The Company's furniture products are currently sold to approximately 800 customers, and the Company estimates that its products are currently carried in approximately 15,000 retail outlets.

     ColorWorks offers finishing and decorating processing services to manufacturers and end-users of various products. ColorWorks either provides such services directly or sublicenses the "HydroGraFix" film processing technology to third parties in varying fields of application and/or geographic areas.

Sources and Availability of Raw Materials
     The Company purchases the raw materials used in the manufacture of its furniture product lines from various sources located throughout the United States and abroad. The Company believes that none of the materials required for its furniture manufacturing operations are proprietary in nature and that an adequate supply of raw materials is available from multiple sources.

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

Customers
     For the fiscal year ended December 28, 1996, the Company had one customer which accounted for approximately 15% of the Company's total gross sales and another customer which accounted for approximately 12% of the Company's total gross sales. No other single customer accounted for more than 10% of the Company's total gross sales. While the loss of any substantial customer could have a material short-term impact on the Company's business, the Company believes that its diverse furniture distribution channels would minimize the long-term impact of any such loss.

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

Environmental Compliance
     Environmental aspects of the Company's business are regulated primarily by federal and state laws and by the ordinances of the localities where the Company's facilities are located. See Item 3, "Legal Proceedings", for additional information regarding environmental compliance.

Employees
     As of December 28, 1996, the Company employed a total of approximately 2,070 employees. There are no collective bargaining agreements covering any of the Company's employees. The Company believes it has good employee relations.


(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS  AND
     ----------------------------------------------------------------
     EXPORT SALES
     ------------

     For the 1996 fiscal year ended December 28, 1996, the Company generated domestic sales of approximately $245,158,000 (or approximately 95.6% of total sales) and foreign sales of approximately $11,174,000 (or approximately 4.4% of total sales). For the 1995 fiscal year ended December 30, 1995 and the 1994 fiscal year ended December 31, 1994, the Company generated domestic sales of approximately $209,274,000 and $203,280,000, respectively (or approximately 95.1% of total sales for the 1995 fiscal year and approximately 95.3% of total sales for the 1994 fiscal year). Foreign sales for the fiscal years ended December 30, 1995 and December 31, 1994, respectively, were approximately $10,740,000 and $9,936,000 (or approximately 4.9% of total sales for the 1995 fiscal year and approximately 4.7% of total sales for the 1994 fiscal year.)

ITEM 2.    PROPERTIES
---------  ----------

     The following table summarizes the Company's existing facilities as of March 1, 1997:

                                                 Approximate
    Principal Character                            Square          Owned/Leased
    and Use of Property           Location         Footage    (Lease Expiration Date)
    -------------------           --------       -----------  -----------------------
Manufacturing, warehouse
 and corporate office        Mason Drive
 facilities                  Jamestown,  NY          440,000  Owned (1)

Manufacturing and            Tiffany Street
warehouse facility           Jamestown, NY           145,000  Owned (1)

Manufacturing and            Allen Street
warehouse facility           Jamestown, NY           450,000  Owned

Manufacturing facility       Little Valley, NY        78,000  Owned

Manufacturing and
warehouse facility           Erie, PA              1,035,000  Owned (2)

Manufacturing facility       Greensboro, NC           67,000  Owned

Manufacturing facility       Rutherfordton, NC        26,000  Owned

Regional service center      Erie, PA                  8,000  Leased (June 2001)

Regional service center      Oxnard, CA                8,000  Leased (July 2001)

Regional service center      Fort Pierce, FL           6,000  Leased (August 2001)

Sub-leased (3)               Rancho Cucamonga, CA     50,000  Leased (June 1997) (3)

Manufacturing facility       Tijuana, Mexico          88,000  Leased (December 1998)

Manufacturing facility       Greensboro, NC          152,000  Leased (December 1997)

Office facility              Marietta, GA              1,000  Leased (November 1997)

Sales office and
design studio                Ft. Myers, FL             4,000  Leased (February 2002)

Showroom                     High Point, NC           13,000  Leased (April 2002)
---------------------------------

(1) Legal title to the facility is in the County of Chautauqua Industrial Development Agency in accordance with the terms of financing for the facility.

(2) Legal title to the facility is in EIDCO, Inc. in accordance with the terms of low interest financing being provided by the Commonwealth of Pennsylvania.

(3) This facility is no longer utilized by the Company and has been sub-leased to a third party through the end of the lease term.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     In November 1995, the Company was notified by the New York State Department of Environmental Conservation ("DEC") of an alleged violation of a certain environmental regulation concerning the presence of contaminates in the groundwater, including trichloroethene ("TCE"), beneath the Company's plant located in Little Valley, New York. Based on available data, the Company believes that there is no conclusive evidence that its plant is the source of such contamination, nor has the Company ever used TCE in its manufacturing operations. The Company has proposed to the DEC in a "Statement of Work", certain monitoring and testing procedures to be undertaken by the Company to obtain more reliable data as to the source of the TCE contamination. Such Statement of Work, if acceptable to the DEC, may form the basis of an Order On Consent with the DEC with respect to those measures to be undertaken by the Company. As of the date hereof, the DEC is still reviewing the Company's proposed "Statement of Work." On June 17, 1996, an approximate five-mile long area in Little Valley, New York was added to the federal Superfund national priorities list, and with respect thereto, no potentially responsible parties have been identified as of the date hereof. In December 1996 the Company responded to a request for information from the United States Environmental Protection Agency (the "EPA"), relating to the Company's Little Valley, New York property. No assurance can be given that the Company's response will be sufficient for the EPA, or that the EPA will not pursue further inquiries. Although no assurance can be given, the Company believes that its financial statements will not be materially adversely affected by the foregoing.

     The Company has also become aware of the possible presence of certain levels of contaminates on the Greensboro, North Carolina property owned by ColorWorks, of which the Company became the sole stockholder in September 1996. The Company has been indemnified to a certain extent by the former shareholders of ColorWorks, and has procured a $20,000,000 environmental insurance policy relating thereto. In the unlikely event any such environmental costs are not covered by such indemnification or insurance, the Company may be responsible for certain costs. However, based on an initial assessment of the situation, the Company believes, although no assurance can be given, that the Company's financial statements will not be materially adversely affected by the foregoing.

     As of December 28, 1996, the Company is a party to various other legal proceedings arising in the ordinary course of business. The Company believes that these pending actions would not materially adversely affect the Company's financial statements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 28, 1996.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------   -----------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

     (a)  Market Information. The Company's Class A Common Stock is traded on
          ------------------
the New York Stock Exchange. The Company's Class B Common Stock is not publicly traded.

     The following table sets forth the high and low sales prices of the Company's Class A Common Stock, as reported on the New York Stock Exchange for the periods indicated, and as adjusted to reflect the June 28, 1996 stock split effectuated in the form of a fifty percent dividend and the January 20, 1995 stock split effectuated in the form of a twenty-five percent dividend:


Quarter                                               High           Low
-----------------------------------                  ------         ------
January 1, 1995 - March 31, 1995                     $11.13         $ 6.75
April 1, 1995 - June 30, 1995                        $ 8.50         $ 7.08
July 1, 1995 - September 30, 1995                    $ 9.75         $ 7.33
October 1, 1995 - December 31, 1995                  $13.25         $ 9.50

January 1, 1996 - March 31, 1996                     $17.00         $12.17
April 1, 1996 - June 30, 1996                        $24.25         $16.00
July 1, 1996 - September 30, 1996                    $24.38         $15.75
October 1, 1996 - December 31, 1996                  $20.25         $15.88

     (b)  Holders.  As of March 1, 1997, the number of holders of record of the
          -------
Company's Class A Common Stock was approximately 430. The Company believes that there are approximately an additional 2,700 holders who own shares of the Company's Class A Common Stock in street name. As of the same date, there were approximately 12 holders of record of the Company's Class B Common Stock.

     (c)  Dividends.     The Company  instituted a quarterly cash dividend for
          ---------
holders of Class A and Class B Common Stock during the fourth quarter of 1992. Dividends have been declared and paid for each succeeding quarter. The Company declared cash dividends of $0.017 per share, after taking into account the June 28, 1996 stock split effectuated in the form of a fifty percent dividend, for each of the first two quarters of 1996 and a dividend of $0.035 per share for each of the last two quarters of 1996.

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

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

     The following selected financial data of the Company for the 1992 through 1996 fiscal years has been derived from the Consolidated Financial Statements of the Company. This selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.


                               (In Thousands, except share and per share data)
                                ---------------------------------------------
                           1996         1995         1994         1993         1992
                        -----------  -----------  -----------  -----------  -----------
Earnings Data (1)
----------------------
Net Sales.............  $   256,332  $   220,014  $   213,216  $   170,285  $   127,990
Earnings Before
Income Taxes..........  $    29,344  $    20,744  $    19,842  $    11,908  $     4,569

Net Earnings..........  $    18,487  $    12,550  $    12,004  $     7,145  $     2,771

Earnings Per Share
     Primary..........  $      1.31  $      0.95  $      0.86  $      0.55  $      0.21
     Fully Diluted....  $      1.30  $      0.91  $      0.86  $      0.55  $      0.21

Number of Weighted
 Average Class A and
 Class B Shares
 Outstanding
     Primary..........   14,073,381   13,270,543   14,012,071   13,021,512   13,041,012
     Fully Diluted....   14,168,691   13,841,191   14,012,071   13,045,116   13,042,845


Balance Sheet Data
----------------------
Working Capital.......  $    28,213  $    24,018  $    34,421  $    26,903  $    23,634
Total Assets..........  $   152,464  $   102,606  $   100,958  $    83,522  $    72,161
Long-term Debt........  $    36,339  $    15,031  $    16,774  $    16,108  $    18,809
Stockholders' Equity..  $    84,317  $    59,113  $    52,265  $    39,938  $    31,852

-------------------------
(1) Earnings per share and the number of weighted average Class A and Class B Shares of Common Stock outstanding have been adjusted to reflect the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on June 28, 1996 to stockholders of record as of June 14, 1996, the 5-for-4 stock split effectuated in the form of a twenty-five percent dividend paid on January 20, 1995 to stockholders of record as of January 6, 1995, and the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on January 7, 1994 to stockholders of record as of December 20, 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

General
     The ready-to-assemble (RTA) furniture market has experienced significant growth over the past several years and has emerged as a key component of the overall U.S. home furnishings industry. The growing popularity and acceptance of RTA furniture products at both the retail and consumer levels are the result, in the opinion of the Company, of basic structural changes in the retail channels of distribution and increased demand engendered by fundamental demographic trends.

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

     In 1996, the Company acquired all of the outstanding capital stock of The ColorWorks, Inc. ("ColorWorks"), a North Carolina based finishing and decorating firm. ColorWorks holds the master license to the "HydroGraFix" film processing technology in North and South America, portions of Central Europe and South Africa. For the Company's fiscal year ended December 28, 1996, the total net sales and the total assets of ColorWorks were approximately 3% and 6% of the Company's consolidated total net sales and total assets, respectively.

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

Results of Operations
     The following table shows the percentage of certain items included in the Consolidated Statements of Earnings relative to net sales for the fiscal years indicated:


                                               Percentage of Net Sales
                                               -----------------------
                                                 1996    1995    1994
                                                 ----    ----    ----
Net Sales                                       100.0%  100.0%  100.0%
Cost of Sales                                    68.8%   70.1%   70.5%
                                                 ----    ----    ----
     Gross Profit                                31.2%   29.9%   29.5%

Selling, General and Administrative Expenses     18.9%   19.6%   19.3%
                                                 ----    ----    ----
     Operating Income                            12.3%   10.3%   10.2%

Interest Expense                                  0.8%    0.9%    0.9%
                                                 ----     ---     ---
Earnings Before Income Taxes                     11.5%    9.4%    9.3%

Income Taxes                                      4.3%    3.7%    3.7%
                                                  ---     ---     ---
     Net Earnings                                 7.2%    5.7%    5.6%
                                                  ===     ===     ===

     The following paragraphs provide an analysis of the changes in net sales, selected cost and expense items, and earnings for fiscal years 1994 through 1996. All earnings per share data have been retroactively adjusted to reflect the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on June 28, 1996 to stockholders of record as of June 14, 1996, the 5-for-4 stock split effectuated in the form of a twenty-five percent dividend paid on January 20, 1995 to stockholders of record as of January 6, 1995 and the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on January 7, 1994 to stockholders of record as of December 20, 1993.

Results of Operations: Fiscal 1996 Compared to Fiscal 1995

     The Company's net sales for the 1996 fiscal year compared to the 1995 fiscal year increased $36,318,000, or approximately 16.5%, to a record $256,332,000. The increase in net sales was attributable to a number of factors, including the growing market acceptance for ready-to-assemble furniture products at both the retail and consumer levels, strong sales in the office superstores and consumer electronics distribution channels, strong new product acceptance by many retailers, an improvement in the overall retail climate, as compared to the first half of the 1995 fiscal year, and a better balanced inventory position at several key accounts as compared to the first half of the 1995 fiscal year.

     The cost of sales increased by $22,084,000 in 1996 primarily as a result of higher sales volumes. The cost of sales as an approximate percentage of net sales decreased by 1.3% from 70.1% in 1995 to 68.8% in 1996. Lower raw material costs and increased production volume (which results in better absorption of manufacturing overhead) resulted in lower cost of sales as a percentage of net sales.

     For 1996, selling, general and administrative expenses increased by $5,425,000 compared to 1995. The increase in selling, general and administrative expenses was primarily a result of increased variable selling expenses (such as commissions, marketing and promotional incentives) and other administrative costs associated with the Company's higher sales volumes. Selling, general and administrative expenses decreased as an approximate percentage of net sales from 19.6% in 1995 to 18.9% in 1996.

     Interest expense increased to $2,131,000 (or approximately 0.8% of net sales) from $1,922,000 (or approximately 0.9% of net sales). The increase in interest resulted from an increase in average long-term debt which was partially offset by a refinancing of the Company's debt on July 26, 1995, and low interest financing (3.0%) from the Commonwealth of Pennsylvania, as described below. As a result of the refinancing, the applicable margin on LIBOR based borrowings was lowered and, with the exception of the Industrial Development Revenue Bonds, substantially all other then existing long-term debt (with generally higher
interest rates), was refinanced in 1995.   The Company's overall effective
federal, state and local tax rate decreased from 39.5% to 37.0%. The exercise of stock options during 1996 resulted in a tax benefit amounting to $772,000, which has been credited directly to paid-in capital and is not reflected in 1996's provision for taxes. The Company has no material post-retirement or post-employment benefits as defined in SFAS No. 106, "Employers' Accounting for Postretirement Other than Pensions", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits".

     For 1996, the Company generated net earnings after taxes of $18,487,000 (or $1.31 primary earnings per share, $1.30 fully diluted earnings per share), as compared to $12,550,000 (or $0.95 primary earnings per share and $0.91 fully diluted earnings per share) for 1995. This was an approximate 47.3% increase in net earnings. The increase in net earnings is primarily due to increased sales.

Results of Operations: Fiscal 1995 Compared to Fiscal 1994

     The Company's net sales for the 1995 fiscal year compared to the 1994 fiscal year increased $6,798,000, or approximately 3.2%, to $220,014,000. Sales in the first half of 1995 were lower than sales in the first half of 1994 and reflected the widely reported general softness at the retail level and a temporary over-inventory position at several key accounts. Sales in the second half of 1995 were higher than the second half of 1994 and the first half of 1995, and resulted from strong new product acceptance by many customers, an improvement in the overall retail climate as compared to the first half of the 1995 fiscal year and a better balanced inventory position at the same several key accounts. The strength of the second half sales in 1995 more than offset the slower first half sales for 1995.

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

     Interest expense of $1,922,000 in 1995 (or approximately 0.9% of net sales) was almost unchanged from $1,905,000 (or approximately 0.9% of net sales) in
1994.   The Company's overall effective federal, state and local tax rate remained constant at 39.5%. The exercise of stock options during 1995 resulted in a tax benefit amounting to $53,000, which has been credited directly to paid-in capital and is not reflected in 1995's provision for taxes. The Company has no material post-retirement or post-employment benefits as defined in SFAS No. 106, "Employers' Accounting for Postretirement Other than Pensions", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits".

     For 1995, the Company generated net earnings after taxes of $12,550,000 (or $.95 primary earnings per share, $.91 fully diluted earnings per share), as compared to $12,004,000 (or $.86 both primary and fully diluted earnings per share) for 1994. This was an approximate 4.5% increase in net earnings. The increase in net earnings is primarily due to increased sales.


Liquidity and Capital Resources
     On May 30, 1996, the Company acquired a majority equity interest in ColorWorks for approximately $5.4 million, paid principally in Bush Industries, Inc.'s Class A Common Stock. On September 25, 1996, the Company acquired the remaining equity interest in ColorWorks (resulting in ColorWorks becoming a wholly-owned subsidiary of the Company), for approximately $2.7 million, paid
principally in Bush Industries, Inc.'s Class A Common Stock.   The acquisition
of ColorWorks has been accounted for using the purchase method of accounting and accordingly, the financial statements of ColorWorks have been included in the condensed consolidated financial statements of the Company since the May 30, 1996 acquisition.

     Increased sales volume in 1996 and the consolidation of ColorWorks into the financial statements of the Company resulted in working capital at year-end 1996 increasing by $4,195,000, as compared to working capital at year-end 1995. Such increased working capital was due, in part, to an increase in inventories and accounts receivable, and a decrease in income taxes payable. Partially offsetting these factors was an increase in other accrued liabilities and accounts payable. Total assets at year-end 1996 increased $49,858,000 over year-end 1995, primarily as a result of an increase in net property, plant and equipment (primarily due to the Company's investment in the Company's Erie, PA facility and equipment), current assets, including inventory and accounts receivable (as described above), and other assets (due to the intangible assets recorded as the result of the ColorWorks acquisition). In addition, total liabilities increased $24,654,000 at year-end 1996, due mostly to an increase in long-term debt, other accrued liabilities and accounts payable, partially offset by a decrease in income taxes payable.

     The Company spent $35,640,000 on capital expenditures during 1996 which was financed primarily with increased long-term debt and net cash flow from operating activities. Capital expenditures for the 1996 fiscal year included the cost of substantially completing the construction of the new manufacturing and distribution facility located in Erie, Pennsylvania. The first phase of this expansion, approximately 500,000 square feet, replaced the Company's leased distribution and warehouse facility in Saybrook, Ohio in April 1996. Construction of the second phase of the expansion program, for an additional approximately 500,000 square feet, commenced in the second quarter of 1996 and was substantially completed in the fourth quarter of 1996. Manufacturing capacity, incorporating newly developed advanced technology, will be added incrementally to this facility as demand requires, with the first equipment installation currently underway. Capital expenditures in 1997 with respect to the Company's existing facilities are currently forecasted to be approximately $25 million. The Company believes that current unused balances available under the existing credit agreements, along with net cash flow generated from operating activities, will be adequate to fund these capital expenditures in 1997.

     In 1996, the Company repurchased $1,488,000 of the Company's Class A Common Stock, received $1,783,000 from the exercise of stock options by employees and paid four quarterly dividends totaling $1,352,000 to its stockholders. The cash dividends for each of the first two quarters of 1996 were $0.017 per share, after taking into account the June 28, 1996 stock split effectuated in the form of a fifty percent dividend, and $0.035 per share for each of the last two quarters of 1996.

     In 1996, the Company obtained low interest rate financing from the Commonwealth of Pennsylvania in the aggregate principal amount of $4,500,000. Such loan bears interest at the annual rate of 3%, and was used to partially finance the first phase of the new Erie facility and to partially finance the purchase of equipment. In addition, during the first quarter of 1997, the Company secured low interest rate financing from the Commonwealth of Pennsylvania in the aggregate principal amount of $2,000,000, which loan bears interest at the annual rate of 3.75%, and which loan was used to partially finance the second phase of the new Erie facility.

     The Company has an unsecured $85,000,000 revolving credit facility, as amended, with Mellon Bank, N.A. and other lending institutions. The loan is due July 31, 2000 with a balloon payment of the then remaining principal and accrued interest. The Company has classified all of this line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a base rate or Euro-Rate option. Base rate loans bear interest at the prime rate as announced by Mellon Bank, N.A. from time to time, and Euro-Rate loans bear interest at the then current LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR rate loans, varies from .50% to .95%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $15,000,000 in letters of credit, which issuance will be deemed part of the $85,000,000 maximum amount of borrowing permitted under the unsecured credit facility.

     The revolving credit facility agreement provides for achieving certain ratios, including total funded debt (net of cash) to capital and total funded debt (net of cash) to earnings before interest and tax ratios, prescribes minimum tangible net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all of these requirements. The Company believes that current unused balances available under the existing credit agreements, along with net cash flow generated from operating activities, will be adequate to fund the Company's current operations and capital expenditures with respect to its existing facilities in 1997.

     Inflation affects the Company's business principally in the form of cost increases from materials and wages. Historically, the Company has generally been able to offset these cost increases by improved productivity, cost and waste reduction, more effective purchasing practices, and to a lesser extent, price increases.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

     The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 14).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 1, 1997, under the caption, "Election of Directors", to be filed by the Registrant.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 1, 1997, under the caption, "Executive Compensation", to be filed by the Registrant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 1, 1997, under the caption, "Security Ownership of Management and Principal Stockholders", to be filed by the Registrant.


ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
--------  ---------------------------------------------

     The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 1, 1997, under the caption "Certain Transactions", to be filed by the Registrant.

                                    PART IV
                                    -------


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
--------         --------------------------------------------
                 REPORTS ON FORM 8-K
                 -------------------

(A) The consolidated balance sheets as of December 28, 1996 and December 30, 1995 and the related consolidated statements of earnings, stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 28, 1996 are filed as part of this report:


(1)  Financial Statements                          Page
     --------------------                          ----
Independent Auditors' Report...................... F-1
Consolidated Balance Sheets....................... F-2
Consolidated Statements of Earnings............... F-3
Consolidated Statements of Stockholders' Equity... F-4
Consolidated Statements of Cash Flows............. F-5
Notes to Consolidated Financial Statements........ F-6


(2)  Consolidated Financial Statement Schedules
     ------------------------------------------
   ...............................................
Schedule II - Valuation and Qualifying Accounts... S-1

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

10.14 Split Dollar Insurance Agreement between the Registrant and Donald F. Hauck dated June 29, 1992 and related Collateral Assignment Agreement. (5)

10.15 Performance Bonus Plan. (7)

10.16 Credit Agreement, dated as of July 26, 1995, by and among the Registrant, as Borrower, the Lenders party thereto from time to time, the Issuing Bank referred to therein, and Mellon Bank, N.A., as agent. (9)

10.17 First Amendment to Credit Agreement dated September 1, 1995 by and among the Registrant, as Borrower, the Lenders party thereto from time to time, the Issuing Bank referred to therein, and Mellon Bank, N.A., as agent.
      (10)

10.18 Second Amendment to Credit Agreement dated January 1, 1996 by and among the Registrant, as Borrower, the Lenders party thereto from time to time, the Issuing Bank referred to therein, and Mellon Bank, N.A., as agent.
      (10)

10.19 Third Amendment to Credit Agreement dated September 27, 1996 by and among the Registrant, as Borrower, the Lenders party thereto from time to time, the Issuing Bank referred to therein, and Mellon Bank, N.A., as agent.

10.20 Fourth Amendment to Credit Agreement dated January 3, 1997 by and among the Registrant, as Borrower, the Lenders party thereto from time to time, the Issuing Bank referred to therein, and Mellon Bank, N.A., as agent.

21.1  List of Subsidiaries of Registrant.

23.1  Consent of Deloitte & Touche LLP, independent public auditors.

----------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 dated March 14, 1985 (File No. 2-96428).
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 1987.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1989.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.
(7) Incorporated by reference to the Registrant's definitive Proxy Statement, dated May 16, 1994.
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed August 4, 1995.
(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

(B)   Reports on Form 8-K.  No Reports on Form 8-K were filed by the Registrant
      -------------------
      during the fourth quarter of the Registrant's fiscal year ended December 28, 1996.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Bush Industries, Inc.


We have audited the accompanying consolidated balance sheets of Bush Industries, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14 (A)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



February 7, 1997
Buffalo, New York

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 28, 1996 AND DECEMBER 30, 1995
--------------------------------------------------------------------------------

                                                                                           (In Thousands)
ASSETS                                                                                   1996           1995
CURRENT ASSETS:
 Cash and cash equivalents                                                            $   2,810      $   2,929
 Accounts receivable (less allowance for doubtful accounts of $2,036,000
  on December 28, 1996 and $1,011,000 on December 30, 1995)                              24,863         22,321
 Inventories (Note 2)                                                                    26,300         21,582
 Prepaid expenses and other current assets (Note 6)                                       4,141          3,697
                                                                                      ---------      ---------
       Total current assets                                                              58,114         50,529
                                                                                      ---------      ---------

PROPERTY, PLANT AND EQUIPMENT (Note 4):
 Land                                                                                     2,607          2,379
 Building and improvements                                                               48,711         29,228
 Machinery and equipment                                                                 66,403         46,394
 Transportation equipment                                                                   431            394
 Office equipment                                                                         6,999          6,184
 Leasehold improvements                                                                   1,104          1,216
                                                                                      ---------      ---------
                                                                                        126,255         85,795
 Accumulated depreciation                                                                41,900         36,179
                                                                                      ---------      ---------
                                                                                         84,355         49,616
                                                                                      ---------      ---------
OTHER ASSETS                                                                              9,995          2,461
                                                                                      ---------      ---------
TOTAL ASSETS                                                                          $ 152,464      $ 102,606
                                                                                      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                     $   9,377      $   7,567
 Income Taxes (Note 6)                                                                    1,017          2,124
 Other accrued liabilities (Note 3)                                                      18,844         16,419
 Current portion of long-term debt (Note 4)                                                 663            401
                                                                                      ---------      ---------
       Total current liabilities                                                         29,901         26,511

DEFERRED INCOME TAXES (Note 6)                                                            1,907          1,951
LONG-TERM DEBT (Note 4)                                                                  36,339         15,031
                                                                                      ---------      ---------
       Total liabilities                                                                 68,147         43,493
                                                                                      ---------      ---------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Notes 7 and 8):
 Common Stock  - Class A                                                                    965            629
 Common Stock  - Class B                                                                    386            257
 Paid-in capital                                                                         12,311          7,146
 Retained earnings                                                                       73,476         56,341
                                                                                      ---------      ---------
                                                                                         87,138         64,373
 Less: treasury stock                                                                     2,821          5,260
                                                                                      ---------      ---------
       Total stockholders' equity                                                        84,317         59,113
                                                                                      ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 152,464      $ 102,606
                                                                                      =========      =========

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994
--------------------------------------------------------------------------------


                                                (In Thousands, except share and per share data)

                                                       1996            1995            1994
NET SALES                                           $ 256,332      $  220,014      $  213,216

COSTS AND EXPENSES
  Cost of sales                                       176,378         154,294         150,334
  Selling, general and administrative                  48,479          43,054          41,135
  Interest expense                                      2,131           1,922           1,905
                                                    ---------      ----------      ----------
                                                      226,988         199,270         193,374

EARNINGS BEFORE INCOME TAXES                           29,344          20,744          19,842

INCOME TAXES (Note 6)                                  10,857           8,194           7,838
                                                    ---------      ----------      ----------

NET INCOME                                          $  18,487      $   12,550      $   12,004
                                                    =========      ==========      ==========

EARNINGS PER SHARE (Note 7):
  Primary                                           $    1.31      $     0.95      $     0.86
  Fully diluted                                     $    1.30      $     0.91      $     0.86

WEIGHTED AVERAGE SHARES
  OUTSTANDING (Note 7):
  Primary                                          14,073,381      13,270,543      14,012,071
  Fully diluted                                    14,168,691      13,841,191      14,012,071

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 28, 1996,  DECEMBER 30, 1995 AND DECEMBER 31, 1994
--------------------------------------------------------------------------------


                                                             Common Stock -  Par Value $.10
                                                        ---------------------------------------
                                                              Class A              Class B
                                                        ---------------------------------------  Paid-in   Retained
                                                         Shares    Amount     Shares    Amount   Capital   Earnings
                                                         ------    ------     ------    ------   -------   --------
BALANCE, JANUARY 1, 1994                               4,859,594  $  486    2,176,203  $  218    $6,269    $33,229
   Conversion of Class B stock to Class A                120,000      12     (120,000)    (12)        -          -
   Exercise of stock options by employees                 32,290       3            -       -       179          -
   Amortization of deferred compensation                       -       -            -       -         -          -
   Received from employees                                     -       -            -       -         -          -
   Tax benefit from exercise of stock options
      and vesting of restricted stock                          -       -            -       -       443          -
   Dividends declared                                          -       -            -       -         -       (565)
   Net earnings                                                -       -            -       -         -     12,004
   Five-for-four stock split                           1,252,826     125      514,044      51      (177)         -
                                                      ----------  ------    ---------  ------   -------    -------
BALANCE, DECEMBER 31, 1994                             6,264,710     626    2,570,247     257     6,714     44,668

   Purchase of treasury stock                                  -       -            -       -         -          -
   Exercise of stock options by employees                 29,458       3            -       -       379          -
   Tax benefit from exercise of stock options                  -       -            -       -        53          -
   Dividends declared                                          -       -            -       -         -       (877)
   Net earnings                                                -       -            -       -         -     12,550
                                                      ----------  ------    ---------  ------   -------    -------
BALANCE, DECEMBER 30, 1995                             6,294,168     629    2,570,247     257     7,146     56,341

   Purchase of treasury stock                                  -       -            -       -         -          -
   Issuance of shares for acquisitions                         -       -            -       -     3,075          -
   Three-for-two stock split                           3,146,952     315    1,285,118     129      (444)         -
   Exercise of stock options by employees                209,601      21            -       -     1,762          -
   Tax benefit from exercise of stock options                  -       -            -       -       772          -
   Dividends declared                                          -       -            -       -         -     (1,352)
   Net earnings                                                -       -            -       -         -     18,487
                                                      ----------  ------    ---------  ------   -------    -------
BALANCE, DECEMBER 28, 1996                             9,650,721  $  965    3,855,365  $  386   $12,311    $73,476
                                                      ==========  ======    =========  ======   =======    =======


                                                                               Notes Receivable
                                                                                 and Deferred
                                                         Treasury stock          Compensation
                                                      --------------------        related to
                                                        Shares     Amount        Common Stock
                                                       --------   --------     ----------------
BALANCE, JANUARY 1, 1994                                      -   $      -         $    264
   Conversion of Class B stock to Class A                     -          -                -
   Exercise of stock options by employees                     -          -                -
   Amortization of deferred compensation                      -          -             (120)
   Received from employees                                    -          -             (144)
   Tax benefit from exercise of stock options
      and vesting of restricted stock                         -          -                -
   Dividends declared                                         -          -                -
   Net earnings                                               -          -                -
   Five-for-four stock split                                  -          -                -
                                                       --------   --------         --------
BALANCE, DECEMBER 31, 1994                                    -          -                -

   Purchase of treasury stock                           320,000      5,260                -
   Exercise of stock options by employees                     -          -                -
   Tax benefit from exercise of stock options                 -          -                -
   Dividends declared                                         -          -                -
   Net earnings                                               -          -                -
                                                       --------   --------         --------
BALANCE, DECEMBER 30, 1995                              320,000      5,260                -

   Purchase of treasury stock                            83,032      1,488                -
   Issuance of shares for acquisitions                 (338,067)    (3,927)               -
   Three-for-two stock split                            160,000          -                -
   Exercise of stock options by employees                     -          -                -
   Tax benefit from exercise of stock options                 -          -                -
   Dividends declared                                         -          -                -
   Net earnings                                               -          -                -
                                                       --------   --------         --------
BALANCE, DECEMBER 28, 1996                              224,965   $  2,821         $      -
                                                       ========   ========         ========

See notes to consolidated financial statements


BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 28, 1996,  DECEMBER 30, 1995 AND DECEMBER 31, 1994
---------------------------------------------------------------------------------------------------------

                                                                                  (In Thousands)
                                                                           1996         1995        1994
                                                                         --------     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                           $18,487     $12,550     $12,004
   Adjustment to reconcile:
      Depreciation and amortization                                         6,040       6,010       5,807
      Deferred income taxes                                                  (195)       (422)        549
   Changes in assets and liabilities affecting cash flows:
      Accounts receivable                                                    (720)      5,646      (9,203)
      Inventories                                                          (3,695)      7,283      (8,595)
      Prepaid expenses and other current assets                              (595)        403        (123)
      Accounts payable                                                       (103)     (1,864)      2,333
      Income taxes                                                            182       2,365        (547)
      Other accrued liabilities                                             1,454       1,983         375
                                                                          -------     -------     -------
   Net cash provided by operating activities                               20,855      33,954       2,600
                                                                          -------     -------     -------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Capital expenditures                                                   (35,640)    (20,989)    (10,851)
   Investment in subsidiaries                                                (827)          0           0
   Increase in other assets                                                  (860)       (852)       (181)
                                                                          -------     -------     -------
   Net cash used in investing activities                                  (37,327)    (21,841)    (11,032)
                                                                          -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (paydown) on line of credit                                   0      (2,595)      2,595
   Repayments of long-term debt                                            (3,379)    (12,050)     (3,886)
   Proceeds from long-term debt                                            20,789       7,065       4,732
   Purchase of Class A Stock for treasury                                  (1,488)     (5,260)          0
   Exercise of stock options by employees                                   1,783         382         182
   Dividends paid (per share - $.103 - 1996; $.067 - 1995;
     .043 - 1994)                                                          (1,352)       (877)       (565)
   Decrease in notes receivable                                                 0           0         144
                                                                          -------     -------     -------
   Net cash provided by (used in) financing activities                     16,353     (13,335)      3,202
                                                                          -------     -------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (119)     (1,222)     (5,230)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                2,929       4,151       9,381
                                                                          -------     -------     -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      2,810       2,929       4,151
                                                                          =======     =======     =======

See notes to consolidated financial statements

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31 ,1994
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Company - The consolidated financial statements consist of Bush Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Business Segment - The Company's operations are conducted primarily in one business segment - the design, manufacture and sale of RTA (ready-to-assemble) furniture for the home and office. Revenues are recognized when products are shipped. There are no material foreign operations or export sales. Electronic and office product superstores and mass merchandisers, throughout the United States, comprise a significant portion of the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Although the Company's exposure to credit risk associated with nonpayment by mass merchandisers is affected by conditions or occurrences within the retail industry, the majority of trade receivables from mass merchandisers were current at December 28, 1996. The Company has one customer that accounted for total gross sales of approximately 15% in 1996, 14% in 1995 and 13% in 1994, and approximately 18% and 11% of accounts receivable at December 28, 1996 and December 30, 1995, respectively. The Company has a second customer that accounted for total gross sales of approximately 12% in 1996, 9% in 1995 and 6% in 1994, and approximately 12% and 13% of accounts receivable at December 28, 1996 and December 30, 1995, respectively. The majority of the Company's sales and the related accounts receivable for all years presented are to mass merchandisers and discount retailers.

        Inventories - Inventories, consisting of raw materials, work-in-progress and finished goods, have been stated at the lower of cost or market as determined by the first-in, first-out method.

        Property, Plant and Equipment - Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are as follows: buildings and improvements 10-50 years; machinery and equipment 3-15 years; transportation equipment 3-7 years; office equipment 3-10 years; and leasehold improvements 3-10 years. Construction of building and equipment in progress is recorded in property, plant and equipment and amounted to $23,121,000 and $14,226,000 at December 28, 1996 and
        December 30, 1995, respectively. Interest associated with construction indebtedness is capitalized. Interest amounting to approximately $252,000 and $150,000 associated with construction in process was capitalized for 1996 and 1995, respectively.

        The cost of repairs and maintenance is charged to expense as incurred. Renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is recorded in income or expense.

        The Company continually reviews plant and equipment to determine that the carrying values have not been impaired.

        Other Assets - Other assets consist primarily of goodwill, the cash value of officer's life insurance policies and unamortized finance costs. The Company continually reviews these assets to determine that the carrying value has not been impaired.

        Postretirement and Postemployment Benefits - The Company has no material postretirement or postemployment benefits as defined in Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Other Than Pensions", or SFAS No. 112, "Employers' Accounting for Postemployment Benefits".

        Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term instruments approximates their recorded values due to the nature of the instruments. The fair value of long-term debt instruments approximates their recorded values due primarily to their recent issuance.

        Stock-Based Compensation - The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective December 31, 1995. As permitted in that standard, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

        Income Taxes - Deferred taxes are recorded for temporary differences between the financial statement and tax basis of assets and liabilities using the anticipated tax rate when taxes are expected to be paid or recovered.

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

        Financial Statement Year End - The Company's year end is the closest Saturday to December 31.

2.      INVENTORIES

        Inventories consist of the following
         (in thousands):

                                                      December 28,  December 30,
                                                          1996          1995
           Raw materials                                $ 6,313       $ 4,459
           Work-in-progress                               2,745         2,324
           Finished goods                                17,242        14,799
                                                      ---------     ---------
           Total                                        $26,300       $21,582
                                                      =========     =========

3.      OTHER ACCRUED LIABILITIES

        Other accrued liabilities consist of
         (in thousands):
                                                      December 28,  December 30,
                                                         1996          1995
           Payroll, profit sharing                     $ 6,160       $ 5,538
            and related liabilities
           Commissions and sales                        11,312         9,829
            related expenses
           Other                                         1,372         1,052
                                                      ---------     ---------
           Total                                       $18,844       $16,419
                                                      =========     =========

4.      LONG-TERM DEBT

        Long-term debt consists of (in
         thousands):
                                                                December 28,  December 30,
                                                                   1996          1995
           Revolving credit facility with first
            contractual principal payment due
            July 31, 2000                                         $31,243       $14,056

           Industrial Development Revenue Bonds,
            issued December 27, 1984, interest at
            rate of short-term, tax exempt
            obligations (TENR rate) plus 1/2% to
            2%, depending on market.  Future
            principal payments due in quarterly
            installments of $75,000 through
            January 1, 2000.                                          975         1,275

           Pennsylvania Industrial Development
            Authority loan, issued October 3, 1996,
            interest at a rate of 3%.  Monthly
            principal and interest payments of
            $13,812 are due through 2011.                           1,982             0


           Pennsylvania Sunny Day Loan Fund loan,
            issued June 27, 1996, interest at a rate
            of 3%.  Monthly principal and interest
            payments of $13,812 are due through 2011.               1,956             0


           Pennsylvania Machinery & Equipment Loan
            Fund loan, issued November 6, 1996,
            interest at a rate of 3%.  Monthly
            principal and interest payments of $6,707
            are due through 2003.                                     500             0


           Other                                                      346           101
                                                                 ---------     ---------
           Total debt                                              37,002        15,432
           Less current portion                                       663           401
                                                                 ---------     ---------
           Total long-term debt                                   $36,339       $15,031
                                                                 =========     =========

     The Company finances operations through a revolving credit facility with a consortium of banks which is available through July 31, 2000. The maximum loan available under this facility is $85,000,000, on an unsecured basis. Interest is payable on the average daily balance of loans outstanding on a base rate (8.25% at December 28, 1996) or euro rate (6.75% at December 28, 1996) option. As part of this revolving line, the Company may also issue letters of credit, not to exceed $15,000,000, which issuance will be deemed part of the $85,000,000 maximum amount of borrowing permitted. As of December 28, 1996, letters of credit amounting to $5,334,000 were outstanding.

     The revolving credit facility provides for achieving total funded debt (net of cash) to capital and total funded debt (net of cash) to earnings before interest and tax ratios, prescribes minimum tangible net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all these covenants as of December 28, 1996. The Company classifies this facility as long-term because there are no contractual requirements for repayment of principal until the year 2000.

     The Industrial Development Revenue Bonds are supported by a $1,310,000 letter of credit (which is included in the total letters of credit outstanding of $5,334,000 as discussed above) expiring June 1997. The bonds are further collateralized by land, building and certain equipment acquired with the proceeds.

     A five-year summary of aggregate principal payments on outstanding long-term debt is (in thousands):

     1997                                                            $   663
     1998                                                                688
     1999                                                                694
     2000                                                             31,687
     2001                                                                317
     Thereafter                                                        2,953
                                                                    --------
                                                                    $ 37,002
                                                                    ========

5.   COMMITMENTS AND CONTINGENCIES

     The Company has incurred rental expense for manufacturing and warehouse space and transportation and other equipment. Certain real property leases have renewal and purchase options. A summary of rent expense follows (in thousands):

                                                  1996      1995      1994
     Real estate                                 $ 1,374   $ 1,855   $ 1,737
     Equipment                                     1,277     1,236     1,171

     Minimum future obligations over the next five years under all operating leases are summarized as follows (in thousands):

     1997                                                             $3,005
     1998                                                              1,527
     1999                                                                765
     2000                                                                396
     2001                                                                 82

     The Company is a party to various legal actions arising in the normal course of business. The Company does not believe that any such pending activities should have a material adverse effect on its financial statements.

6.      INCOME TAXES

        The provision for income taxes is as follows (in thousands):

                                                 1996        1995      1994
         Current:
          Federal                               $ 10,240   $ 7,698   $ 6,310
          State                                      812       918       979
         Deferred                                   (195)     (422)      549
                                                ---------  --------  --------
          Total                                  $10,857    $8,194    $7,838
                                                =========  ========  ========

        The tax effects of the principal temporary differences resulting in deferred taxes are as follows (in thousands):

                                                   1996      1995      1994
          Depreciation                           $   410    $   84    $ (179)
          Accrued expenses                          (197)     (369)      493
          Accounts receivable and inventories       (408)     (137)      235
                                                ---------  --------  --------
          Total                                  $  (195)   $ (422)   $  549
                                                =========  ========  ========

        The types and tax effects of temporary differences that cause significant portions of deferred tax assets and liabilities are as follows:

                                                             1996      1995
          Deferred Tax Assets:
           Accounts receivable                             $   748   $   373
           Accrued expenses                                  1,807     1,596
           Inventories                                         532       533
           State investment tax credit
            carryforward                                     3,428     2,242
           Subsidiary net operating loss
            carryforward                                     1,184         0
                                                           --------  --------
                                                             7,699     4,744
          Deferred Tax Liabilities:
           Property, plant and equipment                    (2,734)   (2,044)
                                                           --------  --------
           Subtotal                                          4,965     2,700

          Total valuation allowance                         (4,638)   (2,242)
                                                           --------  --------
          Net deferred tax asset                           $   327   $   458
                                                           ========  ========

                                                              1996      1995
          Reported as:
           Current asset (included in prepaid
             expenses and other current assets)            $ 2,234   $ 2,409
           Long-term liability                              (1,907)   (1,951)
                                                           --------  --------
          Total net                                        $   327   $   458
                                                           ========  ========

        The Company has recorded a valuation allowance primarily in anticipation that New York State investment tax credits and subsidiary net operating loss carryforward will expire prior to their usage.

        The provision for income taxes differs in each of the years from the federal statutory rate due to the following:

                                               1996      1995      1994
          Statutory rate                      35.0 %    35.0 %    35.0 %
          State taxes                          1.8       2.8       3.6
          Effect of non-deductible costs       0.4       0.6       0.7
          Other, net                          (0.2)      1.1       0.2
                                            --------   -------   -------
          Effective tax rate                  37.0 %    39.5 %    39.5 %
                                            ========   =======   =======

        The Company realized tax benefits amounting to $772,000, $53,000 and $443,000 as the result of restricted stock and stock option transactions during 1996, 1995, and 1994, respectively. The benefit has been credited to paid-in capital and is not reflected in the current year provision for taxes.

7.      CAPITAL STOCK

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

        On May 21, 1996, the Board of Directors declared a 3-for-2 stock split payable in the form of a dividend to all holders of Class A and Class B Common Stock of record on June 14, 1996, paid on June 28, 1996. All earnings per share calculations and weighted average shares outstanding have been retroactively restated to reflect the stock split.

        On November 29, 1994, the Board of Directors declared a 5-for-4 stock split payable in the form of a dividend to all holders of Class A and Class B Common Stock of record on January 6, 1995, paid on January 20, 1995.

8.      STOCK OPTION PLANS

        The Company currently has one open stock option plan with 375,000 shares of Class A Common Stock authorized for issuance subsequent to the 3-for-2 stock split effective June 28, 1996. As of December 28, 1996, there were 365,500 shares available for issuance under the plan. Incentive Stock Options granted under the plan must have an option price of at least 100% (110% for stockholders with more than 10% of the total combined voting power) of the fair market value of the Class A Common Stock on the date of the grant. The option price of the Non-Qualified Stock Options granted pursuant to the plan shall be determined by the Compensation Committee of the Board of Directors, in its sole discretion. No option can be exercised within one year after the date of grant.

        As of December 28, 1996, there were options to purchase 880,215 shares of Class A Common Stock under the current and prior plans at prices ranging from $1.69 to $14.53 that could be exercised, as adjusted for stock splits effectuated in the form of stock dividends.

        The following is a summary of option transactions:

                                               1996        1995        1994

          Options outstanding, beginning
           of year                           1,363,248   1,463,019      52,571
          Options granted                       13,720           0   1,170,000
          Options forfeited                          0     (70,313)    (19,872)
          Options exercised                   (201,101)    (29,458)    (32,290)
          Effect of stock splits (Note 7)      681,639           0     292,610
                                            ----------- ----------- -----------
          Options outstanding, end of year   1,857,506   1,363,248   1,463,019
                                            =========== =========== ===========

        All of the options outstanding expire at various dates from 1997 through 2006. The option price of the shares subject to options exercised in 1996 ranged from $1.51 to $8.91.

        In addition to the options granted under the aforementioned plans, the Company has outstanding 75,876 shares subject to non-qualifying options granted to certain key individuals which can be exercised through 2003 at an exercise price of $8.91, as adjusted for stock splits effectuated in the form of stock dividends.

        Pro forma information regarding net income and earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. The fair value of those options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 28, 1996: a risk free interest rate of 6.3%; dividend yield of .75%; volatility factors of the expected market price of the Company's common stock of 43%; and a weighted-average expected life of 7 years. There were no options granted in 1995.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and primary earnings per common share for the year ended December 28, 1996 were $18,482 and $1.30.

9.      SAVINGS AND RETIREMENT PLAN

        The Company has a profit sharing plan with both direct employer contributions and a salary reduction feature under Section 40l(K). Employer contributions can be paid in cash or in shares of Class A Common Stock at the discretion of the Board of Directors. Total expense related to the plan was $877,000, $722,000 and $688,000 for the years ended December 28, 1996, December 30, 1995 and December 31, 1994, respectively.

10.     SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosure of cash flow information:

                                                  1996     1995     1994
         Cash paid during the years for:
          Interest                              $ 2,579   $2,069   $1,827
          Income taxes                           10,389    6,251    7,835

        Summary of non-cash investing and financing activities:

        In 1996, the Company acquired 100% of the stock of The ColorWorks, Inc. (see Note 12) for 338,067 shares of treasury stock valued at approximately $7,002,000 and equipment and other assets valued at approximately $231,000.

11.     QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                                    (In Thousands, except per share data)
                                 4th Qtr.    3rd Qtr.    2nd Qtr.    1st Qtr.
        1996

        Net sales                $ 72,462    $ 63,638    $ 55,199    $ 65,033
        Gross profit               22,163      19,205      18,278      20,308
        Income taxes                2,944       2,338       2,570       3,005
        Net earnings                5,431       3,979       4,276       4,801
        Earnings per share -     $   0.38    $   0.28    $   0.30    $   0.35
         primary*

        1995

        Net sales                $ 65,312    $ 59,521    $ 45,008    $ 50,173
        Gross profit               19,928      17,487      13,415      14,890
        Income taxes                3,209       2,056       1,208       1,721
        Net earnings                4,913       3,156       1,848       2,633
        Earnings per share -     $   0.36    $   0.24    $   0.14    $   0.20
         primary*

        1994

        Net sales                $ 55,478    $ 55,273    $ 51,451    $ 51,014
        Gross profit               16,046      16,251      15,187      15,398
        Income taxes                2,118       2,031       1,858       1,831
        Net earnings                3,258       3,133       2,868       2,745
        Earnings per share -     $   0.23    $   0.22    $   0.20    $   0.20
         primary*

        * Restated for the 3-for-2 stock split declared May 21, 1996 and the 5-for-4 stock split declared November 29, 1994.

12.     ACQUISITION

        During 1996, the Company acquired all of the outstanding stock of The ColorWorks, Inc. (ColorWorks) for 338,067 shares of the Company's Class A Common Stock, approximately $231,000 in equipment and other assets and approximately $827,000 in cash. The acquisition was recorded under the purchase method of accounting and accordingly, ColorWorks financial statements are included in the accompanying consolidated financial statements. The majority of the purchase price has been assigned to goodwill which is being amortized over 15 years (see Note 1).
                                *  *  *  *  *  *

Schedule II


                       VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)

                                        Col. B
                                       Balance at                                                   Col. D             Col. E
            Col. A                     Beginning                      Col. C                       Deductions -       Balance at
          Description                  of Period                    Additions                      Describe (1)      End of Period
                                                     ------------------------------------------
                                                                                Charged to
                                                         Charged to           Other Accounts -
                                                      Costs & Expenses           Describe

Allowance for doubtful accounts


Fiscal 1996                              $1,011             $1,022                  $0                  ($3)             $2,036


Fiscal 1995                                 635                713                   0                  337               1,011


Fiscal 1994                                 732                (50)                  0                   47                 635



(1) Accounts written off, net of collections on accounts receivable previously written off

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              REGISTRANT:

                                              BUSH INDUSTRIES, INC.


March 21, 1997                                By /s/Paul S. Bush
                                                 --------------------
                                                 Paul S. Bush, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                      TITLE                     DATE
       ---------                      -----                     ----
/s/Paul S. Bush
------------------------
Paul S. Bush                    President, Chief
                                Executive Officer, and
                                Chairman of the Board
                                of Directors               March 21, 1997


/s/Robert L. Ayres
------------------------
Robert L. Ayres                 Executive Vice President,
                                Chief Operating Officer,
                                Chief Financial Officer,
                                and Director               March 21, 1997


/s/Lewis H. Aronson
------------------------
Lewis H. Aronson                Senior Vice President of
                                International Business and
                                Corporate Development
                                and Director               March 21, 1997

/s/Douglas S. Bush
------------------------
Douglas S. Bush                 Vice President of
                                Merchandising and
                                Director                   March 21, 1997


/s/Gregory P. Bush
------------------------
Gregory P. Bush                 Vice President of
                                Administration and
                                New Business Development
                                and Director               March 21, 1997


/s/Donald F. Hauck
------------------------
Donald F. Hauck                 Senior Vice President
                                and Director               March 21, 1997


/s/David G. Messinger
------------------------
David G. Messinger              Senior Vice President of
                                Sales and Marketing and
                                Director                   March 21, 1997


/s/Paul A. Benke
------------------------
Paul A. Benke                   Director                   March 21, 1997


/s/Jerald D. Bidlack
------------------------
Jerald D. Bidlack               Director                   March 21, 1997


/s/Robert E. Hallagan
------------------------
Robert E. Hallagan              Director                   March 21, 1997