Form 10-Q
period 1997-03-29
BUSH INDUSTRIES INC
filed 1997-05-12
CIK 758604

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997
                               --------------
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------

Commission file number      1-8884
                        -------------

                             BUSH INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   16-0837346
---------------------------------          ------------------------------------
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

                                (716) 665-2000
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------      -------

Number of shares of Common Stock outstanding as of March 29, 1997: 9,434,008 shares of Class A Common Stock and 3,855,365 shares of Class B Common Stock.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                              MARCH 29,  DECEMBER 28,
                                                                1997         1996
                                                             ---------   -----------
                                                            (Unaudited)
                                                                 (In thousands)
ASSETS
------
Current Assets:
   Cash                                                       $  2,403      $  2,810
   Accounts receivable                                          27,980        24,863
   Inventories                                                  28,776        26,300
   Prepaid expenses and other current assets                     3,716         4,141
                                                              --------      --------
        Total Current Assets                                    62,875        58,114

Property, Plant and Equipment, Net                              90,151        84,355

Other Assets                                                     9,968         9,995
                                                              --------      --------
TOTAL ASSETS                                                  $162,994      $152,464
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                              9,496         9,377
   Income taxes                                                  3,940         1,017
   Other accrued liabilities                                    18,587        18,844
   Current portion of long-term debt                               776           663
                                                              --------      --------
        Total Current Liabilities                               32,799        29,901

Deferred Income Taxes                                            2,023         1,907
Long-term Debt                                                  38,934        36,339

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        9,658,973 and 9,650,721 shares issued                      966           965

        Class B, $.10 par, 6,000,000 shares authorized,
        3,855,365 shares issued                                    386           386

   Paid-in capital                                              12,418        12,311
   Retained earnings                                            78,289        73,476
                                                              --------      --------
                                                                92,059        87,138

Less treasury stock, 224,965 Class A shares                      2,821         2,821
                                                              --------      --------
        Total Stockholders' Equity                              89,238        84,317
                                                              --------      --------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $162,994      $152,464
                                                              ========      ========

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)


                                              THIRTEEN WEEKS ENDED
                                          ----------------------------
                                            MARCH 29,       MARCH 30,
                                              1997            1996
                                          -------------  -------------
                                          (In thousands, except shares
                                              and per share data)

Net Sales                                   $    70,867   $    65,033

Costs and Expenses:

   Cost of sales                                 48,346        44,725
   Selling, general and administrative           13,124        12,149
   Interest                                         735           353
                                            -----------   -----------
                                                 62,205        57,227

Earnings Before Income Taxes                      8,662         7,806

Income Taxes                                      3,384         3,005
                                            -----------   -----------
Net Earnings                                $     5,278   $     4,801
                                            ===========   ===========

Earnings per Share
   Primary                                  $      0.37   $      0.35
   Fully diluted                            $      0.37   $      0.35

Weighted Average Shares Outstanding
   Primary                                   14,342,723    13,610,600
   Fully diluted                             14,365,596    13,829,250


The March 30, 1996 earnings per share and the number of weighted average Class A and Class B shares of Common Stock outstanding have been adjusted to reflect the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on June 28, 1996 to stockholders of record as of June 14, 1996.

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                  (Unaudited)

                                                             THIRTEEN WEEKS ENDED
                                                           ------------------------
                                                            MARCH 29,     MARCH 30,
                                                              1997          1996
                                                           ----------    ----------
                                                                (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings                                              $ 5,278      $ 4,801
   Adjustment to reconcile:
      Depreciation and amortization                            1,780        1,452
      Deferred income taxes                                      102          (60)
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                     (3,117)      (2,261)
      Inventories                                             (2,476)        (770)
      Prepaid expenses and other current assets                  439         (125)
      Accounts payable                                           119         (221)
      Income taxes                                             2,958        1,853
      Other accrued liabilities                                 (257)         469
                                                             -------      -------
         Net cash provided by operating activities             4,826        5,138

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Capital expenditures                                       (7,369)      (5,292)
   Increase in other assets                                     (181)        (228)
                                                             -------      -------
      Net cash used in investing activities                   (7,550)      (5,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Repayment of long-term debt                                  (161)        (118)
   Proceeds from long-term debt                                2,869          480
   Exercise of stock options by employees                         74            6
   Dividends paid                                               (465)        (213)
                                                             -------      -------
      Net cash provided by financing activities                2,317          155
                                                             -------      -------

NET DECREASE IN CASH                                            (407)        (227)

CASH AT BEGINNING OF PERIOD                                    2,810        2,929
                                                             -------      -------
CASH AT END OF PERIOD                                        $ 2,403      $ 2,702
                                                             =======      =======

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                      Thirteen weeks ended March 29, 1997


     1. The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 28, 1996. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 28, 1996.

        The foregoing financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

     2. In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The statement will be effective for the Company's 1997 fiscal year. The Company does not believe that the difference between basic EPS and currently presented primary EPS will be materially different.

     3. Inventories consist of the following:


                                             MARCH 29,     DECEMBER 28,
                                               1997           1996
                                            ----------     ------------
                                                (In thousands)

Raw material                                 $ 7,525          $ 6,313

Work in progress                               3,267            2,745

Finished goods                                17,984           17,242
                                             -------          -------
                                             $28,776          $26,300



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
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


RESULTS OF OPERATIONS:
----------------------

     The Company achieved record first quarter sales for the 13 week period ended March 29, 1997 of $70,867,000. This represented an increase of $5,834,000, or approximately 9.0%, compared to net sales of $65,033,000 for the 13 week period ended March 30, 1996. The increase in net sales was attributable to continued good sell-through at retail and the continued placement of new product with key customers.

     Cost of sales increased $3,621,000 for the 13 week period ended March 29,
1997, compared to the 13 week period ended March 30, 1996.   The increase in
cost of sales was primarily due to higher sales volumes. Cost of sales as an approximate percentage of net sales decreased by 0.6% from 68.8% in the first quarter of 1996 to 68.2% in the first quarter of 1997. The decrease in cost of sales as a percentage of net sales resulted from improved operational performance, but was offset to a degree by start-up costs associated with the launch of new manufacturing technology at our Erie, Pennsylvania facility.

     Selling, general and administrative expenses increased $975,000 for the 13 week period ended March 29, 1997, compared to the 13 week period ended March 30, 1996. The increase in selling, general and administrative expenses was primarily a result of increases in selling expenses and other administrative costs associated with the Company's higher sales volumes. Selling, general and administrative expenses as an approximate percentage of net sales decreased from 18.7% in the first quarter of 1996 to 18.5% in the first quarter of 1997.

     Interest expense for the 13 week period ended March 29, 1997 increased to $735,000 (or approximately 1.0% of net sales) from $353,000 (or approximately 0.5% of net sales) for the 13 week period ended March 30, 1996. The increase in interest expense was due to an increase in average debt primarily related to the Company's capital expenditures in fiscal year 1996 and the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     Working capital at first quarter-end 1997 increased by $1,863,000, as compared to working capital at year-end 1996. Such increased working capital was due, in part, to an increase in accounts receivable and inventories associated with the Company's continuing sales growth. Partially offsetting these factors was an increase in income taxes, which is due primarily to the timing of required tax payments. Total assets at first quarter-end 1997 increased $10,530,000 over year-end 1996 primarily as a result of an increase in net property, plant and equipment associated with the Company's capital expenditures, and current assets, including inventory and accounts receivable (as described above). In addition, total liabilities increased $5,609,000 at first quarter-end 1997, due mostly to an increase in income taxes (as described above) and long-term debt, primarily related to the Company's capital expenditures in the first quarter of 1997.

     The Company spent $7,369,000 on capital expenditures during the first quarter of 1997, which were financed primarily with net cash flow from operating activities and increased debt. Capital expenditures for fiscal year 1997 are currently forecasted to be approximately $25 million, exclusive of the anticipated Rohr Gruppe acquisition discussed below.

     In the first quarter of 1997, the Company signed a letter agreement to acquire a 51% interest in the Rohr Gruppe, a German furniture manufacturer with annual sales of approximately $120 million. The purchase price consists of $3.0 million in Bush Industries, Inc. Class A Common Stock and debt financing. The consummation of the transaction, which is subject to numerous conditions, including the execution of a definitive agreement, is expected to occur on or about June 30, 1997.

     Also in the first quarter of 1997, the Company formed a wholly-owned German subsidiary, Bush-Viotechnik GmbH. The objective of this business venture is to service the European market for advanced surface technologies in diverse applications, including the furniture, automotive, electronics, building and construction industries. Bush-Viotechnik GmbH has under development two advanced surface technology manufacturing lines which are scheduled for completion in early 1998. One line is planned to be installed in Germany and the other line is planned to be located in our new Erie, Pennsylvania facility. The formation of Bush-Viotechnik GmbH complements the Company's acquisition last year of The ColorWorks, Inc.

     In 1996, the Company obtained low interest rate financing from the Commonwealth of Pennsylvania in the aggregate principal amount of $4,500,000. Such loans bear interest at the annual rate of 3%, and were used to partially finance the first phase of the new Erie facility and to partially finance the purchase of equipment. In addition, during the first quarter of 1997, the Company secured low interest rate financing from the Commonwealth of Pennsylvania in the aggregate principal amount of $2,000,000, which loan bears interest at the annual rate of 3.75%, and which loan was used to partially finance the second phase of the new Erie facility.

     The Company has an unsecured $85,000,000 credit facility, as amended, with Mellon Bank, N.A. and another lending institution. This loan is due July 31, 2000 with a balloon payment of the then remaining principal and accrued interest. The Company has classified all of this line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a base rate or euro-rate option. Base rate loans bear interest at the prime rate as announced by Mellon Bank, N.A. from time to time, and euro-rate loans bear interest at the then current LIBOR rate, plus an applicable margin. The applicable margin which pertains only to LIBOR rate loans varies from .50% to .95%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $15,000,000 in letters of credit, which issuance will be deemed part of the $85,000,000 maximum amount of borrowing permitted under the unsecured credit facility.

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

     The Company has a signed commitment letter from the Chase Manhattan Bank to syndicate an unsecured $145,000,000 revolving credit facility. The proposed credit facility will replace the current facility with Mellon Bank, N.A. and another institution and will provide additional flexibility to the Company as it continues to expand. The consummation of such proposed credit facility is subject to numerous conditions, including the execution of a definitive loan agreement.

     The Company has in the past maintained "key man" life insurance in the amount of approximately $11.4 million on the life of Mr. Paul S. Bush, the Chairman of the Board, President and Chief Executive Officer of the Company. Recently the Company increased the amount of this insurance to approximately $21.4 million by purchasing an additional $10 million life insurance policy.
The Company is currently contemplating entering into a stock redemption agreement with Mr. Paul S. Bush, which would provide that upon Mr. Paul S. Bush's demise, the proceeds of such policies would be used to redeem a portion of the Company's capital stock owned by Mr. Paul S. Bush's estate, at a price to be specified in such agreement. The Company believes that such agreement would enhance stockholder valuation, by providing a mechanism for the orderly liquidation of a portion of the estate's equity holdings in the Company, if the estate is then required to sell such stock, for among other reasons, to satisfy then current estate tax obligations.

                          Part II. OTHER INFORMATION
                          --------------------------



ITEM 6.   EXHIBITS AND REPORTS ON 8-K
-------   ---------------------------

          (a)  Exhibits: None.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K have been filed during the quarter (13 weeks) ended March 29, 1997.

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



                                                 BUSH INDUSTRIES, INC.
                                              ----------------------------
                                                      (Registrant)





Date: May 9, 1997                       By:       /s/Robert L. Ayres
                                              ----------------------------
                                                      (Signature)
                                              Robert L. Ayres
                                              Executive Vice President,
                                              Chief Operating Officer
                                              and Chief Financial Officer