Form 10-Q
period 1997-06-28
BUSH INDUSTRIES INC
filed 1997-07-28
CIK 758604

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 28, 1997
                                    -------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    ------------   ------------

     Commission file number      1-8884
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


                                One Mason Drive
                                 P.O. Box 460
                        Jamestown, New York 14702-0460
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

    Number of shares of Common Stock outstanding as of June 28, 1997: 9,524,877 shares of Class A Common Stock and 3,855,365 shares of Class B Common Stock.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                 JUNE 28,      DECEMBER 28,
                                                   1997            1996
                                                 --------      ------------
                                                (Unaudited)
                                                      (In thousands)
ASSETS
------
Current Assets:
   Cash                                          $  2,500          $  2,810
   Accounts receivable                             22,348            24,863
   Inventories                                     33,638            26,300
   Prepaid expenses and other current
    assets                                          3,903             4,141
                                                 --------          --------
     Total Current Assets                          62,389            58,114

Property, Plant and Equipment, Net                 96,102            84,355

Other Assets                                       10,531             9,995
                                                 --------          --------

TOTAL ASSETS                                     $169,022          $152,464
                                                 ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                11,082             9,377
   Income taxes                                       488             1,017
   Other accrued liabilities                       21,960            18,844
   Current portion of long-term debt                  782               663
                                                 --------          --------
     Total Current Liabilities                     34,312            29,901

Deferred Income Taxes                               2,139             1,907
Long-term Debt                                     37,378            36,339

Stockholders' Equity:
   Common Stock:
     Class A, $.10 par, 20,000,000 shares
     authorized,9,749,842 and 9,650,721
     shares issued                                    975               965

     Class B, $.10 par, 6,000,000 shares
     authorized, 3,855,365 shares issued              386               386

   Paid-in capital                                 13,663            12,311
   Retained earnings                               82,990            73,476
                                                 --------          --------
                                                   98,014            87,138

Less treasury stock, 224,965 Class A shares         2,821             2,821
                                                 --------          --------
     Total Stockholders' Equity                    95,193            84,317
                                                 --------          --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $169,022          $152,464
                                                 ========          ========


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)

                                                    THIRTEEN WEEKS ENDED
                                                -----------------------------
                                                  JUNE 28,          JUNE 29,
                                                    1997             1996
                                                -----------       -----------
                                                 (In thousands except shares
                                                      and per share data)

Net Sales                                       $    72,429       $    55,199

Costs and Expenses:

   Cost of sales                                     48,705            36,921
   Selling, general and administrative               14,431            10,937
   Interest                                             675               495
                                                -----------       -----------
                                                     63,811            48,353

Earnings Before Income Taxes                          8,618             6,846

Income Taxes                                          3,448             2,570
                                                -----------       -----------
Net Earnings                                    $     5,170       $     4,276
                                                ===========       ===========

Earnings per Share
   Primary                                      $      0.36       $      0.30
   Fully diluted                                $      0.36       $      0.30

Weighted Average Shares Outstanding
   Primary                                       14,479,656        14,168,056
   Fully diluted                                 14,539,745        14,231,187


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)

                                                   TWENTY-SIX WEEKS ENDED
                                                -----------------------------
                                                  JUNE 28,          JUNE 29,
                                                   1997              1996
                                                -----------       -----------
                                                 (In thousands except shares
                                                     and per share data)

Net Sales                                       $   143,296       $   120,232

Costs and Expenses:

   Cost of sales                                     97,051            81,646
   Selling, general and administrative               27,555            23,086
   Interest                                           1,410               848
                                                -----------       -----------
                                                    126,016           105,580

Earnings Before Income Taxes                         17,280            14,652

Income Taxes                                          6,832             5,575
                                                -----------       -----------

Net Earnings                                    $    10,448       $     9,077
                                                ===========       ===========

Earnings per Share
   Primary                                      $      0.72       $      0.65
   Fully diluted                                $      0.72       $      0.64

Weighted Average Shares Outstanding
   Primary                                       14,415,322        13,938,293
   Fully diluted                                 14,525,033        14,175,596


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                  (Unaudited)

                                                    TWENTY-SIX WEEKS ENDED
                                                   ------------------------
                                                   JUNE 28,        JUNE 29,
                                                     1997            1996
                                                   --------        --------
                                                        (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
   Net earnings                                    $ 10,448        $  9,077
   Adjustment to reconcile:
      Depreciation and amortization                   4,032           2,857
      Deferred income taxes                             205            (112)
   Change in assets and liabilities
    affecting cash flows:
      Accounts receivable                             2,515              26
      Inventories                                    (7,338)        (10,087)
      Prepaid expenses and other
       current assets                                   265             390
      Accounts payable                                1,705             781
      Income taxes                                      (49)           (984)
      Other accrued liabilities                       3,116           1,182
                                                   --------        --------
        Net cash flow provided by operating
         activities                                  14,899           3,130


CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
   Capital expenditures                             (15,092)        (12,722)
   Investment in Subsidiary                               0            (827)
   Increase in other assets                          (1,223)           (704)
                                                   --------        --------
      Net cash used in investing activities         (16,315)        (14,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Repayment of long-term debt                      (46,201)         (3,150)
   Proceeds from long-term debt                      47,359          13,102
   Exercise of stock options by employees               882           1,639
   Dividends paid                                      (934)           (433)
                                                   --------        --------
      Net cash provided by financing
       activities                                     1,106          11,158
                                                   --------        --------

NET INCREASE (DECREASE) IN CASH                        (310)             35

CASH AT BEGINNING OF PERIOD                           2,810           2,929
                                                   --------        --------

CASH AT END OF PERIOD                              $  2,500        $  2,964
                                                   ========        ========


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                      Twenty six weeks ended June 28, 1997


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

  2. In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share". The new standard requires dual presentation of basic and diluted earnings per share
     (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The statement will be effective for the Company's 1997 fiscal year. The Company does not believe that the difference between basic EPS and currently presented primary EPS will be materially different.

  3. Inventories consist of the following:

                     JUNE 28,    DECEMBER 28,
                       1997         1996
                     --------     --------
                        (In thousands)

Raw material         $ 8,702       $ 6,313

Work in progress       3,990         2,745

Finished goods        20,946        17,242
                     -------       -------

                     $33,638       $26,300
                     =======       =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
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


RESULTS OF OPERATIONS:
----------------------

  The Company achieved record second quarter sales for the 13 week period ended June 28, 1997 of $72,429,000 and record first half sales for the 26 week period ended June 28, 1997 of $143,296,000. This represents an increase of $17,230,000, or approximately 31.2%, compared to net sales of $55,199,000 for the 13 week period ended June 29, 1996 and a first half increase of $23,064,000, or approximately 19.2%, compared to net sales of $120,232,000 for the 26 week period ended June 29, 1996. The sales increase was the result of good sell-through at retail and some major placement of new products with key customers.

  Cost of sales increased $11,784,000 for the 13 week period ended June 28, 1997, compared to the 13 week period ended June 29, 1996. Cost of sales as an approximate percentage of net sales increased by 0.3% from 66.9% in the second quarter of 1996 to 67.2% in the second quarter of 1997. Cost of sales increased by $15,405,000 for the 26 week period ended June 28, 1997, compared to the 26 week period ended June 29, 1996. Cost of sales as an approximate percentage of net sales decreased by 0.2% from 67.9% in the first half of 1996 to 67.7% in the first half of 1997. The increase in cost of sales was primarily due to higher sales volumes.

  Selling, general and administrative expenses increased $3,494,000 for the 13 week period ended June 28, 1997, compared to the 13 week period ended June 29, 1996. For the 26 week period ended June 28, 1997 selling, general and administrative expenses increased by $4,469,000 as compared to the 26 week
period ended June 29, 1996.   The second quarter of 1997 and first half of 1997
increases in selling, general and administrative expenses were a result of increases in variable selling expenses (such as commissions, marketing and promotional incentives) and other administrative costs associated with the Company's increased sales volumes. Selling, general and administrative expenses as an approximate percentage of net sales increased by 0.1% from 19.8% in the second quarter of 1996 to 19.9% in the second quarter of 1997 and remained unchanged at 19.2% for the first half of 1997 as compared to the first half of 1996.

  Interest expense for the 13 week period ended June 28, 1997 increased to $675,000 (or approximately 0.9% of net sales) from $495,000 (or approximately 0.9% of net sales) for the 13 week period ended June 29, 1996. Interest expense for the 26 week period ended June 28, 1997 increased to $1,410,000 (or approximately 1.0% of net sales) from $848,000 (or approximately 0.7% of net sales) for the 26 week period ended June 29, 1996. The increase in interest expense was primarily due to an increase in average debt primarily related to the Company's capital expenditures in fiscal year 1996 and the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

  Working capital at first half-end 1997 decreased by $136,000, as compared to working capital at year-end 1996. Such decreased working capital was due, in part, to a decrease in accounts receivable and an increase in accounts payable and other accrued liabilities. Partially offsetting these factors was an increase in inventories. Total assets at first half-end 1997 increased $16,558,000 over year-end 1996 primarily as a result of an increase in net property, plant and equipment associated with the Company's capital expenditures, and current assets, including inventory (as described above). In addition, total liabilities increased $5,682,000 at first half-end 1997, due mostly to an increase in accrued liabilities, accounts payable and long-term debt.

  The Company spent $15,092,000 on capital expenditures during the first half of 1997, which were financed primarily with net cash flow from operating activities and increased debt. Capital expenditures for fiscal year 1997 are currently forecasted to be approximately $27 million.

  On June 30, 1997, the Company acquired a 51% interest in the Rohr Gruppe, a German furniture manufacturer with annual sales of over $100 million. The purchase price consists of $3.0 million in Bush Industries, Inc. Class A Common Stock and debt financing. The Rohr Gruppe consisted of limited partnerships and corporate entities, which were reorganized prior to the Company's acquisition into a limited partnership, which name was subsequently changed to Rohr-Bush GmbH & Co. ("Rohr-Bush"). Rohr-Bush has a fiscal year end of October 31, and as such, one month of its operations will be included in the Company's third quarter 1997 results and three months of its operations will be included in the Company's fourth quarter 1997 results.

  In the first quarter of 1997, the Company formed a wholly-owned German subsidiary, Bush-Viotechnik GmbH. The objective of this business venture is to service the European market for advanced surface technologies in diverse applications, including the furniture, automotive, electronics, building and construction industries. Bush-Viotechnik GmbH has under development two advanced surface technology manufacturing lines which are scheduled for completion in early 1998. One line is planned to be installed in Germany and the other line is planned to be located in the Company's Erie, Pennsylvania facility. The formation of Bush-Viotechnik GmbH complements the Company's acquisition last year of The ColorWorks, Inc.

  In 1996, the Company obtained low interest rate financing from the Commonwealth of Pennsylvania in the aggregate principal amount of $4,500,000. Such loans bear interest at the annual rate of 3%, and were used to partially finance the first phase of the Erie facility and to partially finance the purchase of equipment. In addition, during the first quarter of 1997, the Company secured low interest rate financing from the Commonwealth of Pennsylvania in the aggregate principal amount of $2,000,000, which loan bears interest at the annual rate of 3.75%, and which loan was used to partially finance the second phase of the Erie facility.

  On June 27, 1997, the Company replaced its then existing $85,000,000 credit facility with a new $155,000,000 credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. The credit facility provides for revolving credit loans, swing line loans and multicurrency loans, within the parameters described below. This loan is due June 25, 2002 with a balloon payment of the then remaining principal and accrued interest. The Company has classified all of this line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, a eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Alternative base rate loans currently bear interest at the prime rate as announced by The Chase Manhattan Bank, and eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.375% to 1.00%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $155,000,000 maximum amount of borrowing permitted under the unsecured credit facility.

  The line of credit agreement provides for achieving certain consolidated cash flow coverage and leverage ratios, prescribes minimum tangible net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all of these requirements.

  The Company has in the past maintained "key man" life insurance in the amount of approximately $11.4 million on the life of Mr. Paul S. Bush, the Chairman of the Board, President and Chief Executive Officer of the Company. Recently the Company increased the amount of this insurance to approximately $21.4 million by purchasing an additional $10 million life insurance policy. Effective July 1997, the Company entered into a stock redemption agreement with Mr. Paul S. Bush, which provides that upon Mr. Paul S. Bush's demise the Company may be required to redeem a portion of the Company's capital stock then owned by Mr. Paul S. Bush's estate, at the then market price based upon a thirty day average prior to the closing of any stock redemption. The amount of the redemption is limited to the approximately $21.4 million proceeds described above. The Company believes that such agreement would enhance stockholder valuation, by providing a mechanism for the orderly liquidation of a portion of the estate's equity holdings in the Company, if the estate is then required to sell such stock, for among other reasons, to satisfy, in whole or in part, then current estate tax obligations.

                         Part II.  OTHER INFORMATION
                         ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON 8-K
-------  ---------------------------

            (a)  Exhibits: None

            (b)  Reports on Form 8-K:

                 No reports on Form 8-K have been filed during the quarter (13 weeks) ended June 28, 1997.

                                   SIGNATURES
                                   ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  BUSH INDUSTRIES, INC.
                                                  ---------------------------
                                                        (Registrant)


Date:   July 25, 1997                        By:  /s/ Robert L. Ayres
        -------------                             ---------------------------
                                                        (Signature)
                                                  Robert L. Ayres
                                                  Executive Vice President,
                                                  Chief Operating Officer
                                                  and Chief Financial Officer