Form 10-Q
period 1997-09-27
BUSH INDUSTRIES INC
filed 1997-11-12
CIK 758604

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.     20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997
                               ------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    -------------------

Commission file number      1-8884
                        -------------

                             BUSH INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                 16-0837346
---------------------------------                 -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

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

Yes  X       No
    ---         ---

Number of shares of Common Stock outstanding as of September 27, 1997: 9,997,832 shares of Class A Common Stock and 3,555,365 shares of Class B Common Stock.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                           SEPTEMBER 27,  DECEMBER 28,
                                                                    1997          1996
                                                           ------------   ------------
                                                            (Unaudited)
                                                                  (In thousands)
ASSETS
------
Current Assets:
   Cash                                                        $  2,491       $  2,810
   Accounts receivable                                           35,263         24,863
   Inventories                                                   38,280         26,300
   Prepaid expenses and other current assets                      8,523          4,141
                                                               --------       --------
        Total Current Assets                                     84,557         58,114

Property, Plant and Equipment, Net                              134,409         84,355

Other Assets                                                     15,966          9,995
                                                               --------       --------

TOTAL ASSETS                                                   $234,932       $152,464
                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                              17,426          9,377
   Income taxes                                                     686          1,017
   Other accrued liabilities                                     42,310         18,844
   Current portion of long-term debt                              2,892            663
                                                               --------       --------
        Total Current Liabilities                                63,314         29,901

Deferred Income Taxes                                            11,599          1,907
Long-term Debt                                                   55,872         36,339

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,061,311 and 9,650,721 shares issued                    1,006            965

        Class B, $.10 par, 6,000,000 shares authorized,
        3,555,365 and 3,855,365 shares issued                       356            386

   Paid-in capital                                               15,785         12,311
   Retained earnings                                             87,796         73,476
                                                               --------       --------
                                                                104,943         87,138

Less treasury stock, 63,479 and 224,965 Class A shares              796          2,821
                                                               --------       --------
        Total Stockholders' Equity                              104,147         84,317
                                                               --------       --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $234,932       $152,464
                                                               ========       ========

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)


                                              THIRTEEN WEEKS ENDED
                                          ----------------------------
                                          SEPTEMBER 27,  SEPTEMBER 28,
                                                   1997           1996
                                          -------------  -------------
                                          (In thousands except shares
                                              and per share data)
Net Sales                                   $    76,517    $    63,638

Costs and Expenses:

   Cost of sales                                 54,105         44,433
   Selling, general and administrative           12,928         12,385
   Interest                                         836            503
                                            -----------    -----------
                                                 67,869         57,321

Earnings Before Income Taxes                      8,648          6,317

Income Taxes                                      3,369          2,338
                                            -----------    -----------

Net Earnings                                $     5,279    $     3,979
                                            ===========    ===========

Earnings per Share
   Primary                                  $      0.36    $      0.28
   Fully diluted                            $      0.36    $      0.28

Weighted Average Shares Outstanding
   Primary                                   14,715,327     14,193,669
   Fully diluted                             14,776,965     14,193,669

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)


                                            THIRTY-NINE WEEKS ENDED
                                          ----------------------------
                                          SEPTEMBER 27,  SEPTEMBER 28,
                                                   1997           1996
                                          -------------  -------------
                                          (In thousands except shares
                                              and per share data)

Net Sales                                   $   219,813    $   183,870

Costs and Expenses:

   Cost of sales                                151,156        126,079
   Selling, general and administrative           40,483         35,471
   Interest                                       2,246          1,351
                                            -----------    -----------
                                                193,885        162,901

Earnings Before Income Taxes                     25,928         20,969

Income Taxes                                     10,201          7,913
                                            -----------    -----------

Net Earnings                                $    15,727    $    13,056
                                            ===========    ===========

Earnings per Share
   Primary                                  $      1.08    $      0.93
   Fully diluted                            $      1.07    $      0.93

Weighted Average Shares Outstanding
   Primary                                   14,521,725     14,025,638
   Fully diluted                             14,668,666     14,025,638


See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                ----------------------------------------------
                                  (Unaudited)

                                                              THIRTY-NINE WEEKS ENDED
                                                            -----------------------------
                                                            SEPTEMBER 27,   SEPTEMBER 28,
                                                                     1997            1996
                                                            -------------   -------------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings                                                  $ 15,727        $ 13,056
   Adjustment to reconcile:
      Depreciation and amortization                                 6,234           4,167
      Deferred income taxes                                           306            (333)
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                           3,625          (3,318)
      Inventories                                                  (1,223)         (6,630)
      Prepaid expenses and other current assets                       (67)             (7)
      Accounts payable                                             (2,630)           (458)
      Income taxes                                                    213             334
      Other accrued liabilities                                      (770)          1,242
                                                                 --------        --------
         Net cash flow provided by operating activities            21,415           8,053

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Capital expenditures                                           (20,065)        (24,126)
   Investment in Subsidiary                                             0            (827)
   Increase in other assets                                        (2,255)           (857)
                                                                 --------        --------
      Net cash used in investing activities                       (22,320)        (25,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Repayment of long-term debt                                    (46,391)         (3,225)
   Proceeds from long-term debt                                    47,388          20,861
   Purchase of Class A stock for treasury                               0          (1,488)
   Exercise of stock options by employees                             997           1,639
   Dividends paid                                                  (1,408)           (893)
                                                                 --------        --------
      Net cash provided by financing activities                       586          16,894
                                                                 --------        --------

NET DECREASE IN CASH                                                 (319)           (863)

CASH AT BEGINNING OF PERIOD                                         2,810           2,929
                                                                 --------        --------

CASH AT END OF PERIOD                                            $  2,491        $  2,066
                                                                 ========        ========

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                  Thirty-nine weeks ended September 27, 1997


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

2. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". The new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The statement will be effective for the Company's 1997 fiscal year. The Company does not believe that the difference between basic EPS and currently presented primary EPS will be materially different.

3. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income", and No. 131 "Disclosures about Segments of an Enterprise and Related Information". Both statements will be adopted as required during the Company's 1998 fiscal year. Currently, the Company does not expect to have any material differences between net income as currently reported and comprehensive income as required to be reported under SFAS 130. Management is evaluating whether or not the Company operates in more than one operating segment as defined in SFAS 131. Certain financial data in connection with operating segments, if any, and certain enterprise wide disclosures about foreign and domestic operations and revenues from major customers will be reported upon adoption of SFAS 131 by the Company.

4.   On June 30, 1997, the Company  acquired a 51% interest in the Rohr
     Gruppe, a German furniture manufacturer. The purchase price consisted of $3.0 million in Bush Industries, Inc. Class A Common Stock and additional debt capacity was made available. The Rohr Gruppe consisted of limited partnerships and corporate entities, which were reorganized prior to the Company's acquisition into a limited partnership, which name was subsequently changed to Rohr-Bush GmbH & Co. ("Rohr-Bush"). Rohr-Bush has a fiscal year end of October 31, and as such, one month of its operations have been included in the Company's third quarter 1997 results and three months of its operations will be included in the Company's fourth quarter 1997 results. The acquisition of Rohr-Bush has been accounted for using the purchase method of accounting and accordingly, the operating results of Rohr-Bush have been included in the condensed consolidated financial statements of the Company since the June 30, 1997 acquisition. The Company is in the process of finalizing the $3.0 million purchase price allocation to the acquired assets and liabilities as of June 30, 1997.


5.   Inventories consist of the following:


                    SEPTEMBER 27,  DECEMBER 28,
                             1997          1996
                    -------------  ------------
                          (In thousands)
Raw material              $13,957       $ 6,313

Work in progress            6,990         2,745

Finished goods             17,333        17,242
                          -------       -------

                          $38,280       $26,300
                          =======       =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
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


RESULTS OF OPERATIONS:
----------------------

     The Company achieved record third quarter sales for the 13 week period ended September 27, 1997 of $76,517,000 and record sales for the 39 week period ended September 27, 1997 of $219,813,000. This represents an increase of $12,879,000, or approximately 20.2%, compared to net sales of $63,638,000 for the 13 week period ended September 28, 1996 and an increase of $35,943,000, or approximately 19.5%, for the 39 week period ended September 27, 1997 as compared to net sales of $183,870,000 for the same period last year. The sales increase was primarily the result of good sales momentum at retail outlets and continued placement of new products with key customers. The impact of Rohr-Bush on sales was minimal, since only one month of Rohr-Bush results was included in the Company's third quarter 1997 financial statements, as described in the notes to the condensed consolidated financial statements.

     Cost of sales increased $9,672,000 for the 13 week period ended September 27, 1997, compared to the 13 week period ended September 28, 1996. Cost of sales as an approximate percentage of net sales increased by 0.9% from 69.8% in the third quarter of 1996 to 70.7% in the third quarter of 1997. Cost of sales increased by $25,077,000 for the 39 week period ended September 27, 1997, compared to the 39 week period ended September 28, 1996. Cost of sales as an approximate percentage of net sales increased by 0.2% from 68.6% in the first 39 week period of 1996 to 68.8% in the first 39 week period of 1997. The increase in cost of sales was primarily due to higher sales volumes. The increase in cost of sales as a percentage of sales for both the 13 week and 39 week period ended September 27, 1997 reflects costs associated with the integration of the Company's two new operations in Europe, certain new product roll-outs, and the impact of escalating production requirements at the Company's Erie, Pennsylvania facility.

     Selling, general and administrative expenses increased $543,000 for the 13 week period ended September 27, 1997, compared to the 13 week period ended September 28, 1996. For the 39 week period ended September 27, 1997, selling, general and administrative expenses increased by $5,012,000 as compared to the
39 week period ended September 28, 1996.   Increases in selling, general and
administrative expenses for both the third quarter of 1997 and the first 39 weeks of 1997 were a result of increases in variable selling expenses (such as commissions, marketing and promotional incentives) and other administrative costs associated with the Company's increased sales volumes. Selling, general and administrative expenses as an approximate percentage of net sales decreased by 2.6% from 19.5% in the third quarter of 1996 to 16.9% in the third quarter of 1997 and decreased by 0.9% from 19.3% for the first 39 weeks of 1996 to 18.4% for the first 39 weeks of 1997.

     Interest expense for the 13 week period ended September 27, 1997 increased to $836,000 (or approximately 1.1% of net sales) from $503,000 (or approximately 0.8% of net sales) for the 13 week period ended September 28, 1996. Interest expense for the 39 week period ended September 27, 1997 increased to $2,246,000 (or approximately 1.0% of net sales) from $1,351,000 (or approximately 0.7% of net sales) for the 39 week period ended September 28, 1996. The increase in interest expense was primarily due to an increase in average debt primarily related to the Company's capital expenditures in fiscal year 1996 and 1997 and debt maintained by Rohr-Bush.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     Working capital at third quarter-end 1997 decreased by $6,970,000, as compared to working capital at year-end 1996. Such decreased working capital was primarily due to the inclusion of Rohr-Bush in the Company's financial statements. Total assets at third quarter-end 1997 increased $82,468,000 over year-end 1996 primarily as a result of the inclusion of Rohr-Bush in the Company's financial statements and an increase in net property, plant and equipment associated with the Company's capital expenditures. In addition, total liabilities increased $62,638,000 at third quarter-end 1997, primarily as a result of the inclusion of Rohr-Bush in the Company's financial statements.

     The Company spent approximately $20 million on capital expenditures during the first 39 weeks of 1997, which were financed primarily with net cash flow from operating activities. Capital expenditures for fiscal year 1997 are currently forecasted to be approximately $25 million.

     On June 30, 1997, the Company acquired a 51% interest in the Rohr Gruppe, a German furniture manufacturer. The purchase price consisted of $3.0 million in Bush Industries, Inc. Class A Common Stock and additional debt capacity was made available. The Rohr Gruppe consisted of limited partnerships and corporate entities, which were reorganized prior to the Company's acquisition into a limited partnership, which name was subsequently changed to Rohr-Bush GmbH & Co. ("Rohr-Bush"). Rohr-Bush has a fiscal year end of October 31, and as such, one month of its operations have been included in the Company's third quarter 1997 results and three months of its operations will be included in the Company's fourth quarter 1997 results. The acquisition of Rohr-Bush has been accounted for using the purchase method of accounting and accordingly, the operating results of Rohr-Bush have been included in the condensed consolidated financial statements of the Company since the June 30, 1997 acquisition. The Company is in the process of finalizing the $3.0 million purchase price allocation to the acquired assets and liabilities as of June 30, 1997.

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

          The Company has in the past maintained "key man" life insurance in the amount of approximately $11.4 million on the life of Mr. Paul S. Bush, the Chairman of the Board, President and Chief Executive Officer of the Company.
The Company increased the amount of this insurance to approximately $21.4 million by purchasing an additional $10 million life insurance policy. Effective July 1997, the Company entered into a stock redemption agreement with Mr. Paul
S. Bush, which provides that upon Mr. Paul S. Bush's demise the Company may be required to redeem a portion of the Company's capital stock then owned by Mr. Paul S. Bush's estate, at the then market price based upon a thirty day average prior to the closing of any stock redemption. The amount of the redemption is limited to the approximately $21.4 million in life insurance proceeds described above. The Company believes that the redemption agreement would protect stockholder valuation, by providing a mechanism for the orderly liquidation of a portion of the estate's equity holdings in the Company, if the estate is then required to sell such stock, for among other reasons, to satisfy, in whole or in part, then current estate tax obligations.

                        Part II.     OTHER INFORMATION
                        ------------------------------


ITEM 6.   EXHIBITS AND REPORTS ON 8-K
-------   ---------------------------

          (a)  Exhibits: None

          (b)  Reports on Form 8-K:

               During the third quarter (13 weeks) ended September 27, 1997, an 8-K was filed on September 10, 1997 regarding the Rohr Gruppe acquisition.

               During the third quarter (13 weeks) ended September 27, 1997, an 8-K was filed on September 10, 1997 regarding the new $155,000,000 credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions and the stock redemption agreement with Mr. Paul S. Bush.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BUSH INDUSTRIES, INC.
                                  -----------------------------
                                          (Registrant)



Date:  November 10, 1997          By:  /s/Robert L. Ayres
       -----------------              ---------------------------
                                            (Signature)
                                      Robert L. Ayres
                                      Executive Vice President,
                                      Chief Operating Officer
                                      and Chief Financial Officer