Form 10-K
period 1998-01-03
BUSH INDUSTRIES INC
filed 1998-03-30
CIK 758604

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 1998

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number   1-8884
                      ------------

                             BUSH INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                             16-0837346
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  One Mason Drive, Jamestown, New York                             14702
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (716) 665-2000
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                   Name of each exchange on which registered

Class A Common Stock                            New York Stock Exchange
--------------------                   -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
            ------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ X ]

As of January 2, 1998, 10,165,997 shares of Class A Common Stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on January 2, 1998 which was $26.00 per share) of the Class A Common Stock held by non-affiliates was approximately $152,268,000. As of January 2, 1998, 3,555,365 shares of Class B Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 1998, are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934.

                                    PART I
                                    ------

ITEM 1.   BUSINESS
-------   --------

(a)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

     Bush Industries, Inc. and its majority owned subsidiaries (the "Company" or the "Registrant"), are primarily engaged in the design, manufacture and sale of ready-to-assemble ("RTA") and set up furniture products for business and consumer use. The Company was incorporated under the laws of the State of Delaware on February 5, 1985. The Company was a successor to a corporation of the same name incorporated under the laws of the State of New York in 1959. The Company's principal place of business is located at One Mason Drive, Jamestown, New York 14702.

     The Company completed in 1996, a new one million square-foot manufacturing and distribution facility in Erie, Pennsylvania, which is approximately
50 miles west of the Company's corporate headquarters in Jamestown, New York. The first phase of this expansion, approximately 500,000 square feet, replaced the Company's leased distribution and warehouse facility in Saybrook, Ohio in April 1996. The second phase of the expansion program, consisting of an approximate 500,000 square foot facility, became operational in 1997. Additional manufacturing capacity, incorporating newly developed advanced technology, will be added incrementally to this facility as demand requires.

     In 1996, the Company acquired all of the outstanding and issued capital stock of The ColorWorks, Inc., a North Carolina corporation ("ColorWorks"). ColorWorks, with headquarters located in Greensboro, North Carolina, is a finishing, design and decorating company which holds the master license to the "HydroGraFix" film processing technology in the Western Hemisphere, portions of Central Europe and South Africa.

     In the first quarter of 1997, the Company formed a wholly-owned German subsidiary, Bush-Viotechnik GmbH ("Bush-Viotechnik"), to service the global market for advanced "surface technologies" in diverse applications. These applications include products associated with the furniture, automotive, electronics, building and construction industries. Bush-Viotechnik has developed an advanced surface technology manufacturing line which is completed and due to be installed in the Company's Erie, Pennsylvania facility. Plans call for a second line to be installed in Germany to service the European
market.   For the Company's 1997 fiscal year, the total net sales and the total assets of Bush-Viotechnik were approximately 0% and 3.5% of the Company's consolidated total net sales and total assets, respectively.

     On June 30, 1997, the Company acquired a 51% interest in the Rohr Gruppe, a German furniture manufacturer. The Rohr Gruppe consisted of limited partnerships and corporate entities, which were reorganized into a limited partnership prior to the Company's acquisition, which name was subsequently changed to Rohr-Bush GmbH & Co. ("Rohr-Bush"). For the Company's 1997 fiscal year, the total net sales and the total assets of Rohr-Bush were approximately 7.8% and 28.4% of the Company's consolidated total net sales and total assets, respectively.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

     For financial information reporting purposes, the Company is deemed to engage in one industry segment, the design, manufacture and sale of furniture products. The Company's geographic operations outside the United States principally include Germany.


(c)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

     The Company is engaged primarily in the design, manufacture and sale of ready-to-assemble ("RTA") and set up furniture products in various price ranges for both business and consumer use. The Company's furniture product line, inclusive of Rohr-Bush, includes audio/video home entertainment centers, home theater furniture systems, audio cabinets, television/VCR carts, wall units, bookcases, bedroom and kitchen/utility furniture, computer desks and workstations, desks, hutches, armoires and file cabinets.

     The Company's diverse RTA furniture product line is designed for ease of assembly, to ensure that such products can be readily assembled by following simple, easy to read diagramed instructions, contained with each RTA product sold. To enhance customer service, the Company maintains a toll free number in the United States to assist consumers with any questions with respect to the assembly of Bush products. The Company's diverse set up furniture, primarily produced and sold by Rohr-Bush, is designed to be a high quality product that appeals to popular price points. The component parts for the set up furniture are manufactured using RTA technology and equipment.

     ColorWorks is engaged in the finishing and decoration of various substrate materials. ColorWorks holds the master license to the "HydroGraFix" film processing technology in the Western Hemisphere, portions of Central Europe, and South Africa. This process permits the decoration of a variety of geometric shapes, including complex three-dimensional parts. Cellular phones, pagers, firearms, archery equipment and automotive interior components are examples of major product lines decorated by ColorWorks.

     The objective of Bush-Viotechnik is to service the global market for advanced "surface technologies" in diverse applications, including the furniture, automotive, electronics, building and construction industries. Bush-Viotechnik has developed an advanced surface technology manufacturing line that is completed and due to be installed in the Company's Erie, Pennsylvania facility. Plans call for a second line to be installed in Germany to service the European market. The formation of Bush-Viotechnik complements the Company's acquisition of ColorWorks.

MARKETING AND DISTRIBUTION

     The Company's furniture products, inclusive of Rohr-Bush, are marketed to a variety of retailers for sale to both business and consumer end-users. The Company's customers include national chains, electronic and computer superstores, catalog showrooms, discount mass merchants, warehouse clubs, office supply superstores, office furniture retailers, home furnishings retailers, department stores, home improvement centers, furniture stores, buying groups in Germany, and independent wholesale distributors. The Company's furniture products, inclusive of Rohr-Bush, are sold both through independent manufacturers' representatives and directly by the Company's sales personnel. The Company's furniture products, inclusive of Rohr-Bush, are currently sold to approximately 3,500 customers, and the Company estimates that its products are currently carried in approximately 22,000 retail outlets.

     ColorWorks offers finishing and decorating processing services to manufacturers and end-users of various products. ColorWorks either provides such services directly or sublicenses the "HydroGraFix" film processing technology to third parties in varying fields of application and/or geographic areas.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company purchases the raw materials used in the production of its furniture at each manufacturing location from a variety of sources on a global basis. The Company believes that none of the materials required for its furniture manufacturing operations are proprietary in nature and that an adequate supply of raw materials is available from multiple sources.

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

     In addition, the Company owns a variety of patents with respect to surface technologies and the design and manufacture of certain furniture products. The Company believes that the loss of any of its patents would not have a material adverse effect on its business. The Company also relies on trade secrets and confidentiality to protect the proprietary nature of its technology.

SEASONALITY

     The nature of the business in which the Company is engaged is not seasonal.


WORKING CAPITAL PRACTICES

     The Company engages in no unusual practices regarding inventories, receivables or other items of working capital.

CUSTOMERS

     For the fiscal year ended January 3, 1998, the Company had one customer which accounted for approximately 16% of the Company's total gross sales. No other single customer accounted for more than 10% of the Company's total gross sales for the fiscal year ended January 3, 1998. While the loss of any substantial customer could have a material short-term impact on the Company's business, the Company believes that its diverse furniture distribution channels would minimize the long-term impact of any such loss.

BACKLOG

     The Company believes that order backlog at any particular point in time is not predictive of future sales performance since, as is standard in the furniture industry, a customer may cancel a product order prior to shipment without penalty. The Company has historically filled orders within approximately one to six weeks of the receipt of a purchase order.

GOVERNMENT CONTRACTS

     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

COMPETITION

     The Company believes that, based on information reported in furniture trade publications, it is the third largest United States-based manufacturer of RTA furniture products and that Rohr-Bush is the eighth largest furniture manufacturer in Germany (excluding kitchen cabinets and upholstered furniture). The furniture market is highly competitive, and includes numerous entities, some of which may have substantially greater financial and marketing resources than the Company. The Company believes that the principal competitive factors in the furniture industry marketplace are price, quality, function, innovative product design, style, prompt delivery, and the ability to offer customers a full product line. The Company's varied product line is designed based on the foregoing factors to achieve customer satisfaction and, accordingly, the Company believes that its products effectively compete in such marketplace.

ENVIRONMENTAL COMPLIANCE

     Environmental aspects of the Company's business are regulated primarily by federal and state laws and by the ordinances of the localities where the Company's facilities are located. See Item 3, "Legal Proceedings", for additional information regarding environmental compliance.

EMPLOYEES

     As of the 1997 fiscal year end, the Company employed a total of approximately 3,250 employees. Since Rohr-Bush is an active member of the German employers' association for the wood and plastics processing industry, it is governed by the collective bargaining agreements for this industry. There are no other collective bargaining agreements covering any of the Company's employees. The Company believes it has good employee relations.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
     ---------------------------------------------------------------
     EXPORT SALES
     ------------

     For the 1997 fiscal year ended January 3, 1998, the Company generated domestic sales of approximately $283,019,000 (or approximately 87.0% of total sales) and foreign sales of approximately $42,270,000 (or approximately 13.0% of total sales). Of the total foreign sales, approximately $16,960,000 (or approximately 5.2% of total sales) represented products exported by the Company from the United States. For the 1996 fiscal year ended December 28, 1996 and the 1995 fiscal year ended December 30, 1995, the Company generated domestic sales of approximately $245,158,000 and $209,274,000, respectively (or approximately 95.6% of total sales for the 1996 fiscal year and approximately 95.1% of total sales for the 1995 fiscal year). Foreign sales for the fiscal years ended December 28, 1996 and December 30, 1995, respectively, were approximately $11,174,000 and $10,740,000 (or approximately 4.4% of total sales for the 1996 fiscal year and approximately 4.9% of total sales for the 1995 fiscal year.)

ITEM 2.    PROPERTIES
-------    ----------
     The following table summarizes the Company's existing facilities as of March 1, 1998:

                                                        Approximate
Principal Character and                                   Square           Owned/Leased
 use of Property                       Location           Footage    (Lease Expiration Date)
-----------------------        ----------------------  -----------  ------------------------
Manufacturing and
 warehouse facility             Erie, PA                  1,035,000  Owned (1)
Manufacturing,
 warehouse and office
 facilities                     Mastholte, Germany          974,000  Owned
Manufacturing and               Allen Street
 warehouse facility             Jamestown, NY               450,000  Owned
Manufacturing,
 warehouse and                  Mason Drive
 corporate office facilities    Jamestown, NY               440,000  Owned (2)
Manufacturing facility          Mantinghausen, Germany      208,000  Owned
Manufacturing and               Tiffany Street
 warehouse facility             Jamestown, NY               145,000  Owned (2)
Manufacturing facility          Tijuana, Mexico             135,000  Leased (September 2002)
Manufacturing facility          Little Valley, NY            78,000  Owned
Manufacturing facility          Greensboro, NC               67,000  Owned
Manufacturing facility          Rutherfordton, NC            26,000  Owned
Showroom                        High Point, NC               13,000  Leased (April 2002)
Manufacturing and
 office facility                Mastholte, Germany           10,000  Leased (December 2000)
Regional service center         Erie, PA                      8,000  Leased (June 2001)
Regional service center         Oxnard, CA                    8,000  Leased (July 2001)
Sales office and
design studio                   Ft. Myers, FL                 4,000  Leased (February 2002)
Offices                         Oldenburg, Germany            3,000  Leased (March 1999)

------------
(1) Legal title to the facility is in EIDCO, Inc. in accordance with the terms of low interest financing being provided by the Commonwealth of Pennsylvania.

(2) Legal title to the facility is in the County of Chautauqua Industrial Development Agency in accordance with the terms of financing for the facility.

ITEM 3.    LEGAL PROCEEDINGS
-------    -----------------

     In November 1995, the Company was notified by the New York State Department of Environmental Conservation ("DEC") of an alleged violation of a certain environmental regulation concerning the presence of contaminates in the groundwater, including trichloroethene ("TCE"), beneath the Company's plant located in Little Valley, New York. Based on available data, the Company believes that there is no conclusive evidence that its plant is the source of such contamination, nor has the Company ever used TCE in its manufacturing operations. The Company has proposed to the DEC, in a "Statement of Work", certain monitoring and testing procedures to be undertaken by the Company to obtain more reliable data as to the source of the TCE contamination. Such Statement of Work, if acceptable to the DEC, may form the basis of an Order On Consent with the DEC with respect to those measures to be undertaken by the Company. As of the date hereof, the DEC is still reviewing the Company's proposed "Statement of Work", and during January 1998, the DEC provided certain limited comments to the Company's environmental consultant. On June 17, 1996, an approximate five-mile long area in Little Valley, New York was added to the federal Superfund national priorities list, and with respect thereto, the Company is not aware of any potentially responsible parties having been identified as of the date hereof. In December 1996, the Company responded to a request for information from the United States Environmental Protection Agency (the "EPA"), relating to the Company's Little Valley, New York property. No assurance can be given that the Company's response will be sufficient for the EPA, or that the EPA will not pursue further inquiries. Although no assurance can be given, the Company believes that its financial statements will not be materially adversely affected by the foregoing.

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

     The Company has also become aware of the presence of certain levels of contaminates on property located in Germany and owned by Rohr-Bush, of which the Company became a 51% stockholder on June 30, 1997. The associated liability, the quantification of which was based on the assessment of outside consultants, was recorded in the allocation of the purchase price to the acquired assets and liabilities as of June 30, 1997. Accordingly, the Company believes, although no assurance can be given, that the Company's financial statements will not be materially adversely affected by the foregoing.

     As of January 3, 1998, the Company is a party to various other legal proceedings arising in the ordinary course of business. The Company believes that these pending actions would not materially adversely affect the Company's financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended January 3, 1998.

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

     The following table sets forth the high and low sales prices of the Company's Class A Common Stock, as reported on the New York Stock Exchange for the periods indicated, and as adjusted to reflect the June 28, 1996 stock split effectuated in the form of a fifty percent dividend:

Quarter                                 High    Low
-------                                ------  ------

January 1, 1996 - March 31, 1996       $17.00  $12.17
April 1, 1996 - June 30, 1996          $24.25  $16.00
July 1, 1996 - September 30, 1996      $24.38  $15.75
October 1, 1996 - December 31, 1996    $20.25  $15.88

January 1, 1997 - March 31, 1997       $22.38  $17.25
April 1, 1997 - June 30, 1997          $24.88  $18.88
July 1, 1997 - September 30, 1997      $28.38  $23.38
October 1, 1997 - December 31, 1997    $28.25  $23.50


     (b)  Holders.  As of March 1, 1998, the number of holders of record of the
          -------
Company's Class A Common Stock was approximately 425. The Company believes that there are approximately an additional 2,500 holders who own shares of the Company's Class A Common Stock in street name. As of the same date, there were approximately 12 holders of record of the Company's Class B Common Stock.

     (c)  Dividends.     The Company  instituted a quarterly cash dividend for
          ---------
holders of Class A and Class B Common Stock during the fourth quarter of 1992. Dividends have been declared and paid for each succeeding quarter. The Company declared cash dividends of $0.035 per share for each of the four quarters of 1997. On February 18, 1998, the Company announced its intent to increase the quarterly cash dividend from $0.035 to $0.05 per share effective with the May 1998 dividend payment.

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

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

     The following selected financial data of the Company for the 1993 through 1997 fiscal years has been derived from the Consolidated Financial Statements of the Company. This selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                 (In Thousands, except share and per share data)
                                 -----------------------------------------------
                           1997         1996         1995         1994         1993
                        -----------  -----------  -----------  -----------  -----------

Earnings Data (1)
----------------------

Net Sales.............  $   325,289  $   256,332  $   220,014  $   213,216  $   170,285

Earnings Before
Income Taxes..........  $    34,978  $    29,344  $    20,744  $    19,842  $    11,908

Net Earnings..........  $    22,120  $    18,487  $    12,550  $    12,004  $     7,145

Earnings Per Share
     Basic............  $      1.64  $      1.42  $      0.95  $      0.91  $      0.56
     Diluted..........  $      1.52  $      1.31  $      0.95  $      0.86  $      0.55

Number of Weighted
 Average Class A and
 Class B Shares
 Outstanding
     Basic............   13,464,479   13,064,736   13,147,451   13,236,141   12,820,369
     Diluted..........   14,523,356   14,073,381   13,270,544   14,012,070   13,021,512


Balance Sheet Data
----------------------

Working Capital.......  $    28,111  $    28,213  $    24,018  $    34,421  $    26,903
Total Assets..........  $   243,778  $   152,464  $   102,606  $   100,958  $    83,522
Long-term Debt........  $    56,955  $    36,339  $    15,031  $    16,774  $    16,108
Stockholders' Equity..  $   112,430  $    84,317  $    59,113  $    52,265  $    39,938

--------------------
(1) Effective for the year ended January 3, 1998, the Company adopted SFAS No. 128, "Earnings per Share". In accordance with SFAS No. 128, the basic and diluted EPS and weighted average shares outstanding have been restated for all periods presented. Earnings per share and the number of weighted average Class A and Class B Shares of Common Stock outstanding have been adjusted to reflect the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on June 28, 1996 to stockholders of record as of June 14, 1996, the 5-for-4 stock split effectuated in the form of a twenty-five percent dividend paid on January 20, 1995 to stockholders of record as of January 6, 1995, and the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on January 7, 1994 to stockholders of record as of December 20, 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL

     The domestic ready-to-assemble (RTA) furniture market has experienced significant growth over the past several years and has emerged as a key component of the overall U.S. home and office furnishings industry. The growing popularity and acceptance of RTA furniture products at both the retail and consumer levels are the result, in the opinion of the Company, of basic structural changes in the retail channels of distribution and increased demand engendered by fundamental demographic trends.

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

     On June 30, 1997, the Company acquired a 51% interest in the Rohr Gruppe, a German furniture manufacturer. The Rohr Gruppe consisted of limited partnerships and corporate entities, which were reorganized prior to the Company's acquisition into a limited partnership, which name was subsequently changed to Rohr-Bush GmbH & Co. ("Rohr-Bush"). For the Company's 1997 fiscal year, the total net sales and the total assets of Rohr-Bush were approximately 7.8% and 28.4% of the Company's consolidated net sales and total assets, respectively.

     In 1996, the Company acquired all of the outstanding and issued capital stock of The ColorWorks, Inc., a North Carolina corporation ("ColorWorks"). ColorWorks, with headquarters located in Greensboro, North Carolina, is a finishing, design and decorating company which holds the master license to the "HydroGraFix" film processing technology in the Western Hemisphere, portions of Central Europe and South Africa.

     In the first quarter of 1997, the Company formed a wholly-owned German subsidiary, Bush-Viotechnik GmbH ("Bush-Viotechnik"), to service the global market for advanced "surface technologies" in diverse applications. These applications include products associated with the furniture, automotive, electronics, building and construction industries. Bush-Viotechnik has developed an advanced surface technology manufacturing line which is completed and due to be installed in the Company's Erie, Pennsylvania facility. Plans call for a second line to be installed in Germany to service the European market. For the Company's 1997 fiscal year, the total net sales and the total assets of Bush-Viotechnik were approximately 0% and 3.5% of the Company's consolidated total net sales and total assets, respectively.

     In March 1998, the Company entered into a letter of intent to acquire all of the issued and outstanding capital stock of Fournier Furniture, Inc., a manufacturer of RTA furniture, for a purchase price of $7,000,000. The consummation of the transaction is subject to numerous contingencies, including the execution of a definitive purchase agreement.

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The "year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. Although no assurance can be given, the Company presently believes that with further modifications to existing software and conversion to new software, the "year 2000 issue" will not pose significant operational problems for the Company's computer systems as so modified and converted and that the cost of such modifications and conversions will not have a material impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income", and No. 131 "Disclosures about Segments of an Enterprise and Related Information". Both statements will be adopted as required during the Company's 1998 fiscal year. Currently, the Company does not expect to have any material differences between net income as currently reported and comprehensive incomes as required to be reported under SFAS No. 130. Management is evaluating whether or not the Company operates in more than one operating segment as defined in SFAS No. 131. Certain financial data in connection with operating segments, if any, and certain enterprise wide disclosures about foreign and domestic operations and revenues from major customers will be reported upon adoption of SFAS No. 131 by the Company.

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

RESULTS OF OPERATIONS

     The following table shows the percentage of certain items included in the Consolidated Statements of Earnings relative to net sales for the fiscal years indicated:

                                                Percentage of Net Sales
                                                ------------------------
                                                 1997    1996      1995
                                                ------  ------    ------
Net Sales                                       100.0%   100.0%    100.0%
Cost of Sales                                    70.2%    68.8%     70.1%
                                                -----    -----     -----
     Gross Profit                                29.8%    31.2%     29.9%

Selling, General and Administrative Expenses     17.9%    18.9%     19.6%
                                                -----    -----     -----
     Operating Income                            11.9%    12.3%     10.3%

Interest Expense                                  1.1%     0.8%      0.9%
                                                -----    -----     -----
Earnings Before Income Taxes                     10.8%    11.5%      9.4%

Income Taxes                                      4.0%     4.3%      3.7%
                                                -----    -----     -----
     Net Earnings                                 6.8%     7.2%      5.7%
                                                =====    =====     =====

     The following paragraphs provide an analysis of the changes in net sales, selected cost and expense items, and earnings for fiscal years 1995 through 1997. Effective for the year ended January 3, 1998, the Company adopted SFAS No. 128, "Earnings per Share". In accordance with SFAS No. 128, the basic and diluted EPS and weighted average shares outstanding have been restated for all periods presented. All earnings per share data have been retroactively adjusted to reflect the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on June 28, 1996 to stockholders of record as of June 14, 1996 and the 5-for-4 stock split effectuated in the form of a twenty-five percent dividend paid on January 20, 1995 to stockholders of record as of January 6, 1995.

RESULTS OF OPERATIONS: FISCAL 1997 COMPARED TO FISCAL 1996

     The Company's net sales for the 1997 fiscal year compared to the 1996 fiscal year increased $68,957,000, or approximately 26.9%, to a record $325,289,000. The increase in net sales was attributable to the inclusion of $25,310,000 of Rohr-Bush sales in the consolidated financial statements, the growing domestic market acceptance for ready-to-assemble furniture products at both the retail and consumer levels and to strong domestic sales in the office superstore and consumer electronics distribution channels.

     The cost of sales increased by $52,127,000 in 1997 primarily as a result of higher sales volumes. The cost of sales as an approximate percentage of net sales increased by 1.4% from 68.8% in 1996 to 70.2% in 1997. Higher cost of sales as a percentage of net sales was primarily the result of the integration of the European operations.

     For 1997, selling, general and administrative expenses increased by $9,785,000 compared to 1996. The increase in selling, general and administrative expenses was primarily a result of increased variable selling expenses (such as commissions, marketing and promotional incentives) and other administrative costs associated with the Company's higher sales volumes. Selling, general and administrative expenses decreased as an approximate percentage of net sales from 18.9% in 1996 to 17.9% in 1997.

     Interest expense increased to $3,542,000 in 1997 (or approximately 1.1% of net sales) from $2,131,000 in 1996 (or approximately 0.8% of net sales). The increase in interest resulted from an increase in average long-term debt. The Company's overall effective federal, state and local tax rate decreased from 37.0% in 1996 to 36.8% in 1997. The exercise of stock options during 1997 resulted in a tax benefit amounting to $1,563,000, which has been credited directly to paid-in capital and is not reflected in 1997's provision for taxes. The Company has no material post-retirement or post-employment benefits as defined in SFAS No. 106, "Employers' Accounting for Postretirement Other than Pensions", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits".

     For 1997, the Company generated net earnings after taxes of $22,120,000 (or $1.64 basic earnings per share, $1.52 diluted earnings per share), as compared to $18,487,000 (or $1.42 basic earnings per share and $1.31 diluted earnings per share) for 1996. This was an approximate 19.7% increase in net earnings. The increase in net earnings is primarily due to increased sales.

RESULTS OF OPERATIONS: FISCAL 1996 COMPARED TO FISCAL 1995

     The Company's net sales for the 1996 fiscal year compared to the 1995 fiscal year increased $36,318,000, or approximately 16.5%, to $256,332,000. The increase in net sales was attributable to a number of factors, including the growing market acceptance for ready-to-assemble furniture products at both the retail and consumer levels, strong sales in the office superstores and consumer electronics distribution channels, strong new product acceptance by many retailers, an improvement in the overall retail climate, as compared to the first half of the 1995 fiscal year, and a better balanced inventory position at several key accounts as compared to the first half of the 1995 fiscal year.

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

     Interest expense increased to $2,131,000 in 1996 (or approximately 0.8% of net sales) from $1,922,000 in 1995 (or approximately 0.9% of net sales). The increase in interest resulted from an increase in average long-term debt which was partially offset by a refinancing of the Company's debt on July 26, 1995, and low interest financing (3.0%) from the Commonwealth of Pennsylvania.

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

     For 1996, the Company generated net earnings after taxes of $18,487,000 (or $1.42 basic earnings per share, $1.31 diluted earnings per share), as compared to $12,550,000 (or $0.95 basic earnings per share and $0.95 diluted earnings per share) for 1995. This was an approximate 47.3% increase in net earnings. The increase in net earnings is primarily due to increased sales.

LIQUIDITY AND CAPITAL RESOURCES

     As described above, in the first quarter of 1997, the Company formed its wholly-owned German subsidiary, Bush-Viotechnik, and on June 30, 1997, the Company acquired a 51% interest in Rohr-Bush, a German furniture manufacturer. The purchase price of Rohr-Bush consisted of $3.0 million in Bush Industries, Inc. Class A Common Stock and additional debt capacity was made available. The acquisition of Rohr-Bush has been accounted for using the purchase method of accounting. Both Bush-Viotechnik and Rohr-Bush have a fiscal year end of October 31.

     Working capital at fiscal year end 1997 was virtually the same as working
capital at fiscal year end 1996, decreasing by $102,000.   Total assets at
fiscal year end 1997 increased $91,314,000 over fiscal year end 1996, primarily as a result of the inclusion of Rohr-Bush in the consolidated financial statements and an increase in net property, plant and equipment associated with the Company's capital expenditures in 1997. In addition, total liabilities increased $63,201,000 at fiscal year end 1997, due primarily as a result of the inclusion of Rohr-Bush in the consolidated financial statements.

     The Company spent $28,474,000 on capital expenditures during 1997 which was
financed primarily with net cash flow from operating activities.   Capital
expenditures in 1998 with respect to the Company's existing facilities are currently forecasted to be approximately $35 million. The Company believes that current unused balances available under the existing credit agreements, along with net cash flow generated from operating activities, will be adequate to fund these capital expenditures in 1998.

     The cash dividends for each of the quarters of 1997 was $0.035 per share. On February 18, 1998, the Company announced its intent to increase the quarterly cash dividend from $0.035 to $0.05 per share effective with the May 1998 dividend payment. Simultaneously, the Company announced that the Board of Directors has authorized the repurchase of up to $20 million of the Company's Class A Common Stock, from time to time, as market conditions permit.

     On June 27, 1997, the Company replaced its then existing $85,000,000 credit facility with a new $155,000,000 credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. The credit facility provides for revolving credit loans, swing line loans and multicurrency loans, within the parameters described below. The loan is due June 25, 2002 with a balloon payment of the then remaining principal and accrued interest. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, a eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.375% to 1.00%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $155,000,000 maximum amount of borrowing permitted under the credit facility.

     The line of credit agreement provides for achieving certain consolidated cash flow coverage and leverage ratios, prescribes minimum tangible net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all of these requirements. The Company believes that current unused balances available under the existing credit agreements, along with net cash flow generated from operating activities, will be adequate to fund the Company's current operations and capital expenditures with respect to its existing facilities in 1998.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

     The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 14).


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 14, 1998, under the caption, "Election of Directors", to be filed by the Registrant.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 14, 1998, under the caption, "Executive Compensation", to be filed by the Registrant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 14, 1998, under the caption, "Security Ownership of Management and Principal Stockholders", to be filed by the Registrant.


ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
--------  ---------------------------------------------

     The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 14, 1998, under the caption "Certain Transactions", to be filed by the Registrant.

                                    PART IV
                                    -------


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
--------       --------------------------------------------
               REPORTS ON FORM 8-K
               -------------------

(A) The consolidated balance sheets as of January 3, 1998 and December 28, 1996 and the related consolidated statements of earnings, stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended January 3, 1998 are filed as part of this report:

(1)  Financial Statements                         Page
     ------------------------------               ----

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

Schedule II - Valuation and Qualifying Accounts    S-1

     All other schedules are omitted because they are not applicable, or not required because the required information is included in the Consolidated Financial Statements or notes thereto.

(3)  Exhibits
     --------

3.1  Certificate of Incorporation. (2)

3.2  Amendment to Certificate of Incorporation, dated June 30, 1994. (7)

3.3  Amendment to Certificate of Incorporation, dated July 9, 1993.  (5)

3.4  By-Laws. (1)

10.1 The Registrant's 1985 Stock Plan, as amended. (5)

10.2 The Registrant's 1985 Incentive Stock Option Plan, as amended. (5)

10.3 Lease Agreement between County of Chautauqua Industrial Development Agency and the Registrant dated January 1, 1990. (3)

10.4 Employment Agreement between the Registrant and Paul S. Bush dated July 29, 1992, as amended. (4)

10.5 Employment Agreement between the Registrant and Robert L. Ayres dated July 29, 1992, as amended. (4)

10.6 Employment Agreement between the Registrant and Lewis H. Aronson dated July 29, 1992, as amended. (4)

10.7 Employment Agreement between the Registrant and David G. Messinger dated July 29, 1992, as amended. (4)

10.8 Employment Agreement between the Registrant and Donald F. Hauck dated February 8, 1993. (4)

10.9 Second Supplemental Indenture of Trust between the County of Chautauqua Industrial Development Agency and the Trustee, with the consent of Marine Midland Bank, N.A., Mellon Bank, N.A. and the Registrant dated June 23, 1992. (4)

10.10 Split Dollar Insurance Agreements between the Registrant and Paul Bush dated November 1, 1990 and March 15, 1991 and related Collateral Assignment Agreements of same dates. (4)

10.11 Split Dollar Insurance Agreement between the Registrant and Robert
      L. Ayres dated December 19, 1991 and related Collateral Assignment Agreement. (4)

10.12 Split Dollar Insurance Agreement between the Registrant and Donald
      F. Hauck dated June 29, 1992 and related Collateral Assignment Agreement. (4)

10.13 Performance Bonus Plan. (6)

10.14 Stock Redemption Agreement between the Registrant and Paul S. Bush dated July 10, 1997. (8)

10.15 Credit Agreement, dated as of June 26, 1997 by and among the Registrant, as Borrower, the Lenders party thereto from time to time, The Chase Manhattan Bank as administrative agent and Mellon Bank, N.A., as co-agent. (8)

21.1  List of Subsidiaries of Registrant.

23.1  Consent of Deloitte & Touche LLP, independent public auditors.

-------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 dated March 14, 1985 (File No. 2-96428).
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 1987.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1989.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.
(6) Incorporated by reference to the Registrant's definitive Proxy Statement, dated May 16, 1994.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed September 10, 1997.

(B)     Reports on Form 8-K.  No Reports on Form 8-K were filed by the
        --------------------
        Registrant during the fourth quarter of the Registrant's fiscal year ended January 3, 1998.

INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders
Bush Industries, Inc.

We have audited the accompanying consolidated balance sheets of Bush Industries, Inc. and subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 3, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14 (A) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bush Industries, Inc. and subsidiaries as of January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Buffalo, New York
February 12, 1998

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 3, 1998 AND DECEMBER 28, 1996
--------------------------------------------------------------------------------

                                                                                    (IN THOUSANDS)
                                                                                   1997             1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $  3,399         $  2,810
  Accounts receivable (less allowance for doubtful accounts of $1,329,000
    on January 3, 1998 and $2,036,000 on December 28, 1996)                        40,387           24,863
  Inventories  (Note 2)                                                            31,822           26,300
  Prepaid expenses and other current assets  (Note 7)                               9,909            4,141
                                                                                 --------         --------
          Total current assets                                                     85,517           58,114

PROPERTY, PLANT AND EQUIPMENT, NET  (Notes 3 and 5)                               142,710           84,355

OTHER ASSETS                                                                       15,551            9,995
                                                                                 --------         --------

TOTAL ASSETS                                                                     $243,778         $152,464
                                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                               $ 22,940         $  9,377
  Income taxes  (Note 7)                                                                0            1,017
  Other accrued liabilities  (Note 4)                                              33,748           18,844
  Current portion of long-term debt  (Note 5)                                         718              663
                                                                                 --------         --------
           Total current liabilities                                               57,406           29,901

DEFERRED INCOME TAXES  (Note 7)                                                     8,976            1,907
OTHER LONG-TERM LIABILITIES (Note 10)                                               8,011                0
LONG-TERM DEBT  (Note 5)                                                           56,955           36,339
                                                                                 --------         --------
          Total liabilities                                                       131,348           68,147
                                                                                 --------         --------

COMMITMENTS AND CONTINGENCIES  (Note 6)

STOCKHOLDERS' EQUITY  (Notes 8 and 9):
  Common Stock - Class A                                                            1,023              965
  Common Stock - Class B                                                              356              386
  Paid-in capital                                                                  18,276           12,311
  Retained earnings                                                                93,708           73,476
  Foreign currency translation adjustment                                            (137)               0
                                                                                 --------         --------
                                                                                  113,226           87,138
  Less treasury stock                                                                 796            2,821
                                                                                 --------         --------
          Total stockholders' equity                                              112,430           84,317
                                                                                 --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $243,778         $152,464
                                                                                 ========         ========

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995
--------------------------------------------------------------------------------

                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               1997              1996               1995
                                                            (53 Weeks)        (52 Weeks)         (52 Weeks)
NET SALES                                                  $   325,289        $   256,332        $   220,014

COSTS AND EXPENSES:
  Cost of sales                                                228,505            176,378            154,294
  Selling, general and administrative                           58,264             48,479             43,054
  Interest expense                                               3,542              2,131              1,922
                                                           -----------        -----------        -----------
                                                               290,311            226,988            199,270

EARNINGS BEFORE INCOME TAXES                                    34,978             29,344             20,744

INCOME TAXES (Note 7)                                           12,858             10,857              8,194
                                                           -----------        -----------        -----------

NET INCOME                                                 $    22,120        $    18,487        $    12,550
                                                           ===========        ===========        ===========

EARNINGS PER SHARE  (Note 8)
  Basic                                                    $      1.64        $      1.42        $      0.95
  Diluted                                                  $      1.52        $      1.31        $      0.95

WEIGHTED AVERAGE SHARES
  OUTSTANDING  (Note 8)
  Basic                                                     13,464,479         13,064,736         13,147,451
  Diluted                                                   14,523,356         14,073,381         13,270,544

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995
--------------------------------------------------------------------------------

                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK - PAR VALUE $.10
                                         ---------------------------------------                      FOREIGN
                                                  CLASS A           CLASS B                           CURRENCY     TREASURY STOCK
                                         ------------------- ------------------- PAID-IN  RETAINED  TRANSLATION ------------------
                                           SHARES    AMOUNT   SHARES     AMOUNT  CAPITAL  EARNINGS   ADJUSTMENT    SHARES    AMOUNT
BALANCE, DECEMBER 31, 1994                6,264,710  $  626  2,570,247    $257   $ 6,714   $44,668      $   -           -   $     -
  Purchase of treasury stock                      -       -          -       -         -         -          -     320,000     5,260
  Exercise of stock options
   by employees                              29,458       3          -       -       379         -          -           -         -
  Tax benefit from exercise
   of stock options                               -       -          -       -        53         -          -
  Dividends declared                              -       -          -       -         -      (877)         -           -         -
  Net earnings                                    -       -          -       -         -    12,550          -           -         -
                                         ----------  ------  ---------  ------   -------   -------   --------    --------   -------

BALANCE, DECEMBER 30, 1995                6,294,168     629  2,570,247     257     7,146    56,341          -     320,000     5,260
  Purchase of treasury stock                      -       -          -       -         -         -          -      83,032     1,488
  Issuance of shares for acquisition              -       -          -       -     3,075         -          -    (338,067)   (3,927)
  Three-for-two stock split               3,146,952     315  1,285,118     129      (444)        -          -     160,000         -
  Exercise of stock options by employees    209,601      21          -       -     1,762         -          -           -         -
  Tax benefit from exercise of stock
   options                                        -       -          -       -       772         -          -           -         -
  Dividends declared                              -       -          -       -         -    (1,352)         -           -         -
  Net earnings                                    -       -          -       -         -    18,487          -           -         -
                                         ----------  ------  ---------  ------   -------   -------   --------    --------   -------

BALANCE, DECEMBER 28, 1996                9,650,721     965  3,855,365     386    12,311    73,476          -     224,965     2,821
  Issuance of shares to pay loan                  -       -          -       -       171         -          -     (13,411)     (168)
  Issuance of shares for acquisition              -       -          -       -     1,456         -          -    (123,075)   (1,544)
  Issuance of shares for patent rights            -       -          -       -       308         -          -     (25,000)     (313)
  Conversion of Class B stock to Class A    300,000      30   (300,000)    (30)        -         -          -           -         -
  Exercise of stock options by employees    278,755      28          -       -     2,467         -          -           -         -
  Tax benefit from exercise of stock
   options                                        -       -          -       -     1,563         -          -           -         -
  Dividends declared                              -       -          -       -         -    (1,888)         -           -         -
  Translation adjustments                         -       -          -       -         -         -       (137)          -         -
  Net earnings                                    -       -          -       -         -    22,120          -           -         -
                                         ----------  ------  ---------  ------   -------   -------   --------    --------   -------

BALANCE, JANUARY 3, 1998                 10,229,476  $1,023  3,555,365    $356   $18,276   $93,708      $(137)     63,479   $   796
                                         ==========  ======  =========  ======   =======   =======   ========    ========   =======


See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995
--------------------------------------------------------------------------------

                                                                                    (In Thousands)
                                                                             1997            1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                             $ 22,120        $ 18,487         $ 12,550
  Adjustment to reconcile:
    Depreciation and amortization                                             7,787           6,040            6,010
    Deferred income taxes                                                       406            (195)            (422)
  Changes in assets and liabilities affecting cash flows:
    Accounts receivable                                                         291            (720)           5,646
    Inventories                                                               4,209          (3,695)           7,283
    Prepaid expenses and other current assets                                (1,295)           (595)             403
    Accounts payable                                                          1,993            (103)          (1,864)
    Income taxes                                                                515             182            2,365
    Other accrued liabilities                                                (3,039)          1,454            1,983
                                                                           --------        --------         --------
Net cash provided by operating activities                                    32,987          20,855           33,954
                                                                           --------        --------         --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Capital expenditures                                                      (28,474)        (35,640)         (20,989)
  Investment in subsidiaries                                                      0            (827)               0
  Increase in other assets                                                   (2,676)           (860)            (852)
                                                                           --------        --------         --------
Net cash used in investing activities                                       (31,150)        (37,327)         (21,841)
                                                                           --------        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net paydown on line of credit                                                   0               0           (2,595)
  Repayments of long-term debt                                              (47,444)         (3,379)         (12,050)
  Proceeds from long-term debt                                               45,656          20,789            7,065
  Purchase of Class A Stock for treasury                                          0          (1,488)          (5,260)
  Exercise of stock options by employees                                      2,495           1,783              382
  Dividends paid (per share $.140 - 1997; $.103 - 1996; - $.067 -            (1,888)         (1,352)            (877)
  1995)
                                                                           --------        --------         --------
Net cash provided by (used in) financing activities                          (1,181)         16,353          (13,335)
                                                                           --------        --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (67)              0                0
                                                                           --------        --------         --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                          589            (119)          (1,222)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  2,810           2,929            4,151
                                                                           --------        --------         --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  3,399        $  2,810         $  2,929
                                                                           ========        ========         ========

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996 AND DECEMBER 30, 1995
--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   THE COMPANY - The consolidated financial statements consist of Bush Industries, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   BUSINESS SEGMENT - The Company's operations are conducted primarily in one business segment - the design, manufacture and sale of both RTA (ready to assemble) and set-up furniture for the home and office. Revenues are recognized when products are shipped. The Company's geographic operations outside of the United States principally include Germany. The Company's operations in Germany for the year ended January 3, 1998 include net sales of approximately $25,310,000 and identifiable assets of approximately $77,689,000. The Company's net loss from its operations in Germany was not significant. There were no significant segment operations by geographic area prior to 1997. Electronic and office product superstores and mass merchandisers, throughout the United States and furniture stores in Europe, comprise a significant portion of the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions or occurrences within the retail industry, the majority of trades receivables were current at January 3, 1998. The Company has one domestic customer that accounted for total gross sales of approximately 16% in 1997, 15% in 1996 and 14% in 1995, and approximately 15% and 18% of accounts receivable at January 3, 1998 and December 28, 1996, respectively. The Company has a second domestic customer that accounted for total gross sales of approximately 9% in 1997, 12% in 1996 and 9% in 1995, and approximately 4% and 12% of accounts receivable at January 3, 1998 and December 28, 1996, respectively.

   INVENTORIES - Inventories, consisting of raw materials, work-in-progress and finished goods, have been stated at the lower of cost or market as determined by the first-in, first-out method.

   PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are as follows: buildings and improvements 10-50 years; machinery and equipment 3-20 years; transportation equipment 3-7 years; office equipment 3-10 years; and leasehold improvements 3-10 years. Construction in progress is recorded in property, plant and equipment and amounted to $15,703,000 and $23,121,000 at January 3, 1998 and December 28, 1996, respectively. Interest associated with construction indebtedness is capitalized. Interest amounting to approximately $258,000 and $252,000 associated with construction in process was capitalized for 1997 and 1996, respectively.

   The cost of repairs and maintenance is charged to expense as incurred. Renewals and betterment's are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is recorded in income or expense.

   The Company continually reviews plant and equipment to determine that the carrying values have not been impaired.

   OTHER ASSETS - Other assets consist primarily of goodwill and cash value of officer's life insurance policies. The Company continually reviews these assets to determine that the carrying value has not been impaired.

   POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS - The Company has no material postretirement or postemployment benefits as defined in Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Other Than Pensions," or SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

   FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term instruments approximates their recorded values due to the nature of the instruments. The fair value of long-term debt instruments approximates their recorded values due primarily to their recent issuance and interest rates which approximate current rates available for similar instruments.

   FOREIGN CURRENCY TRANSLATION - Essentially all assets and liabilities are translated into U.S. dollars at year-end exchange rates, while elements of the income statement and cash flow statement are translated at average exchange rates in effect during the year. Adjustments arising from the translation of most net assets located outside the United States are recorded as a component of stockholders' equity.

   STOCK-BASED COMPENSATION - The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective December 31, 1995. As permitted in that standard, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for the years ended January 3, 1998, December 28, 1996 and December 30, 1995.

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

   EARNINGS PER SHARE - Effective for the quarter and year ended January 3, 1998, the Company adopted Financial Accounting Standards Board Statement
   No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces prior earnings per share ("EPS") reporting requirements and requires the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. In accordance with SFAS No. 128, the basic and diluted EPS and average weighted shares outstanding have been restated for all periods presented.

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

   STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
   (SFAS) No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company will adopt SFAS No. 130 and No. 131 for fiscal year 1998. Implementation of SFAS No. 130 and No. 131 is not expected to have a material effect on the financial statements.

   FINANCIAL STATEMENT YEAR END - The Company's year end is the closest Saturday to December 31.

2. INVENTORIES

   Inventories consist of (in thousands):

                                           JANUARY 3,          DECEMBER 28,
                                              1998                 1996
Raw materials                               $ 9,762              $ 6,313
Work in progress                              7,362                2,745
Finished goods                               14,698               17,242
                                            -------              -------
Total                                       $31,822              $26,300
                                            =======              =======

3. PROPERTY, PLANT AND EQUIPMENT, NET

   Property, plant and equipment consist of (in thousands):

                                                     JANUARY 3,     DECEMBER 28,
                                                        1998           1996

Land                                                  $  6,233       $  2,607
Building and improvements                               85,371         48,711
Machinery and equipment                                126,092         66,403
Transportation equipment                                 1,460            431
Office equipment                                         7,630          6,999
Leasehold improvements                                   1,146          1,104
                                                      --------       --------
                                                       227,932        126,255
Less accumulated depreciation                          (85,222)       (41,900)
                                                      --------       --------

Total                                                 $142,710       $ 84,355
                                                      ========       ========

4. OTHER ACCRUED LIABILITIES

   Other accrued liabilities consist of (in thousands):

                                                     JANUARY 3,     DECEMBER 28,
                                                        1998            1996

Payroll, profit sharing and related liabilities        $12,486        $ 6,160
Commissions and sales related expenses                  14,487         11,312
Restructuring charges                                    3,533              0
Other                                                    3,242          1,372
                                                       -------        -------
Total                                                  $33,748        $18,844
                                                       =======        =======

5.   LONG-TERM DEBT

     Long-term debt consists of:

                                                                             JANUARY 3,          DECEMBER 28,
                                                                                1998                 1996
                                                                                      (in thousands)
     Revolving credit facility with first contractual principal payment
       due June 2002.                                                            $50,736               $31,243

     Industrial Development Revenue Bonds, issued December 27, 1984, interest at rate of short-term, tax exempt obligations (TENR rate)
       plus 1/2% to 2%, depending on market. Future principal payments
       due in quarterly installments of $75,000 through January 1, 2000.             600                   975

     Pennsylvania Industrial Development Authority loan, issued
       October 3, 1996, interest at a rate of 3%. Monthly principal and
       interest payments of $13,812 are due through 2011.                          1,884                 1,982

     Pennsylvania Industrial Development Authority loan, issued
       February 26, 1997, interest at a rate of 3.75%. Monthly
       principal and interest payments of $14,544 are due through 2012.            1,924                     0

     Pennsylvania Sunny Day Loan Fund loan, issued June 27, 1996, interest at a rate of 3%. Monthly principal and interest payments
       of $13,812 are due through 2011.                                            1,847                 1,956

     Pennsylvania Machinery & Equipment Loan Fund loan, issued
       November 6, 1996, interest at a rate of 3%. Monthly principal
       and interest payments of $6,707 are due through 2003.                         435                   500

     Other                                                                           247                   346
                                                                                 -------               -------
     Total debt                                                                   57,673                37,002
     Less current portion                                                            718                   663
                                                                                 -------               -------
     Total long-term debt                                                        $56,955               $36,339
                                                                                 =======               =======

     The Company finances operations through a revolving credit facility. Effective June 26, 1997, the Company entered into a new revolving credit facility agreement with a consortium of banks increasing its maximum borrowing capacity from $85,000,000 to $155,000,000. The revolving credit facility is available through June 25, 2002. Interest is payable on the average daily balance of loans outstanding on a NYBOR based rate (7.5% at January 3, 1998) or a FIBOR based rate (4.625% at January 3, 1998) option. As part of this revolving line, the Company may also issue letters of credit, not to exceed $20,000,000, which issuance will be deemed part of the $155,000,000 maximum amount of borrowing permitted. As of January 3, 1998, letters of credit amounting to $5,006,500 were outstanding.

     The revolving credit facility provides for achieving certain consolidated cash flow coverage and leverage ratios, prescribes minimum tangible net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all these covenants as of January 3, 1998. The Company classifies this facility as long-term because there are no contractual requirements for repayment of principal until the year 2002.

     The Industrial Development Revenue Bonds are supported by a $982,500 letter of credit (which is included in the total letters of credit outstanding of $5,006,500 as discussed above) expiring in February 1998. The bonds are further collateralized by land, building and certain equipment acquired with the proceeds.

     A five-year summary of aggregate principal payments on outstanding long-term debt is (in thousands):

     1998                                                             $   718
     1999                                                                 801
     2000                                                                 546
     2001                                                                 436
     2002                                                              51,183
     Thereafter                                                         3,989
                                                                      -------
     Total                                                            $57,673
                                                                      =======

6.   COMMITMENTS AND CONTINGENCIES

     The Company has incurred rental expense for manufacturing and warehouse space and equipment. A summary of rent expense follows (in thousands):

                                              1997         1996         1995

     Real estate                             $  769       $1,374       $1,855
     Equipment                                1,451        1,277        1,236

     Minimum future obligations over the next five years under all operating leases are summarized as follows (in thousands):

     1998                                                              $2,536
     1999                                                               1,546
     2000                                                               1,183
     2001                                                                 946
     2002                                                                 818

     The Company is a party to various legal actions arising in the normal course of business. The Company does not believe that any such pending activities should have a material adverse effect on its financial statements.

7.   INCOME TAXES

     The provision for income taxes is as follows (in thousands):

                                                1997       1996        1995
     Current:
       Federal                                $11,662     $10,240      $7,698
       State                                      790         812         918
     Deferred                                     406        (195)       (422)
                                              -------     -------      ------
     Total                                    $12,858     $10,857      $8,194
                                              =======     =======      ======

     The tax effects of the principal temporary differences resulting in deferred taxes are as follows (in thousands):

                                                1997       1996        1995

     Depreciation                               $ 718       $ 410       $  84
     Accrued expenses                             421        (197)       (369)
     Accounts receivable and inventories          246        (408)       (137)
     Subsidiary net operating loss               (979)          0           0
                                                -----       -----       -----
     Total                                      $ 406       $(195)      $(422)
                                                =====       =====       =====

     The types and tax effects of temporary differences that cause significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                        1997         1996

     Deferred Tax Assets:
       Accounts receivable                            $    457      $   748
       Accrued expenses                                  3,508        1,807
       Inventories                                       2,019          532
       Deferred income                                     613            0
       State investment tax credit carryforward          3,423        3,428
       Subsidiary net operating loss carryforward        1,937        1,184
                                                      --------      -------
                                                        11,957        7,699

     Deferred Tax Liabilities:
       Property, plant and equipment                   (10,903)      (2,734)
                                                      --------      -------

       Subtotal                                          1,054        4,965

     Total valuation allowance                          (3,423)      (4,638)
                                                      --------      -------

     Net deferred tax asset (liability)               $ (2,369)     $   327
                                                      ========      =======

                                                        1997           1996
     Reported as:
       Current asset (included in prepaid expenses
        and other current assets)                     $ 6,607       $ 2,234
       Long-term liability                             (8,976)       (1,907)
                                                      -------       -------

     Total net                                        $(2,369)      $   327
                                                      =======       =======

     The Company has recorded a valuation allowance primarily in anticipation that certain state investment tax credits will expire prior to their usage.

     The provision for income taxes differs in each of the years from the federal statutory rate due to the following:

                                            1997          1996          1995
     Statutory rate                        35.0 %        35.0 %        35.0 %
     State taxes                            1.6           1.8           2.8
     Effect of non-deductible costs         0.7           0.4           0.6
     Other, net                            (0.5)         (0.2)          1.1
                                          -----         -----         -----

     Effective tax rate                    36.8 %        37.0 %        39.5 %
                                          =====         =====         =====

     The Company realized tax benefits amounting to $1,563,000, $772,000 and $53,000 as the result of stock option transactions during 1997, 1996, and 1995, respectively. The benefit has been credited to paid-in capital and is not reflected in the current year provision for taxes.

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

     On July 10, 1997, the Company entered into a stock redemption agreement with the principal shareholder, which provides that upon his death the Company may be required to redeem a portion of the Company's stock then owned by the shareholder's estate. The redemption price per share shall be determined at the then market price based upon a thirty day average prior to the closing of any such stock redemption. The amount of the redemption is limited to approximately $21.4 million which will be funded by the proceeds from life insurance policies maintained on the life of the principal shareholder. The shareholder's estate can request the Company to redeem shares under the agreement until the maximum time period permitted to pay estate taxes.

9.   STOCK OPTION PLANS

     The Company currently has one open stock option plan with 375,000 shares of Class A Common Stock available for issuance subsequent to the 3-for-2 stock split effective June 28, 1996. As of January 3, 1998, there were 314,500 shares available for issuance under the plan. Incentive Stock Options granted under the plan must have an option price of at least 100% (110% for stockholders with more than 10% of the total combined voting power) of the fair market value of the Class A Common Stock on the date of the grant. The option price of the Non-Qualified Stock Options granted pursuant to the plan shall be determined by the Compensation Committee of the Board of Directors, in its sole discretion. No option can be exercised within one year after the date of grant.

     As of January 3, 1998, there were options to purchase 981,265 shares of Class A Common Stock under the current and prior plans at prices ranging from $1.69 to $21.05 that could be exercised, as adjusted for stock splits effectuated in the form of stock dividends.

     The following is a summary of option transactions:

                                                  1997        1996        1995

     Options outstanding, beginning of year    1,857,506   1,363,248   1,463,019
     Options granted                              51,000      13,720           0
     Options forfeited                                 0           0     (70,313)
     Options exercised                          (268,755)   (201,101)    (29,458)
     Effect of stock splits (Note 8)                   0     681,639           0
                                               ---------   ---------   ---------

     Options outstanding, end of year          1,639,751   1,857,506   1,363,248
                                               =========   =========   =========

     All of the options outstanding expire at various dates from 1998 through 2007. The option price of the shares subject to options exercised in 1997 ranged from $2.80 to $14.53.

     In addition to the options granted under the aforementioned plans, the Company has outstanding 65,876 shares subject to non-qualifying options granted to certain key individuals which can be exercised through 2003 at an exercise price of $8.91, as adjusted for stock splits effectuated in the form of stock dividends.

     Pro forma information regarding net income and earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. The fair value of those options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended January 3, 1998 and December 28, 1996, respectively: risk free interest rate of 5.5% and 6.3%; dividend yield of .60% and .75%; volatility factors of the expected market price of the Company's common stock of 30% and 45%; and a weighed-average expected life of 7 years for both years. There were no options granted in 1995.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings, basic and diluted earnings per common share for the years ended January 3, 1998 and December 28, 1996 were $22,092,000, $1.64 and $1.52 and $18,482,000, $1.42 and $1.31,
     respectively.

10.  PENSIONS

     The Company has a profit sharing plan with both direct employer contributions and a salary reduction feature under Section 40l(K). Employer contributions can be paid in cash or in shares of Class A Common Stock at the discretion of the Board of Directors. Total expense related to the plan was $1,259,000, $877,000 and $722,000 for the years ended January 3, 1998,
     December 28, 1996 and December 30, 1995, respectively.

     The Company also sponsors a defined benefit pension plan for eligible non-U.S. employees at its German facility.

     Net pension cost for the year ended January 3, 1998, includes the following components (in thousands):

       Service cost                                                    $113
       Interest cost                                                    331
       Actual return on plan assets                                       0
       Net amortization and deferral                                      0
                                                                       ----
       Net pension cost                                                $444
                                                                       ====

     The following table sets forth the defined benefit pension plan's unfunded status and the liability recognized in the Company's consolidated balance sheet as of January 3, 1998 (in thousands):

     Actuarial present value of benefit obligations:
       Vested benefit obligations                                      $4,886
                                                                       ------
       Accumulated benefit obligations                                 $5,553
                                                                       ------
       Projected benefit obligations                                   $5,925
     Plan assets at fair value                                              0
                                                                       ------
     Projected benefit obligations in excess of plan assets
      (included in other long-term liabilities)                        $5,925
                                                                       ======

     The projected benefit obligation was determined using a discount rate of 7.25% and an annual salary increase rate of 3.0%.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information (in thousands):

                                             1997          1996         1995
       Cash paid during the years for:
         Interest                           $ 3,824      $ 2,579       $2,069
         Income taxes                        12,814       10,389        6,251

12.  ACQUISITIONS

     On June 30, 1997, the Company acquired a 51% interest in Rohr Gruppe
     (Rohr), a German furniture manufacturer by issuing 123,075 shares of Class A Common Stock (approximate market value on June 30, 1997 of $3,000,000). Rohr is included within the Company's industry segment. The transaction has been recorded under the purchase method of accounting, and accordingly, the results of operations of Rohr for the period from June 30, 1997 are included in the accompanying consolidated financial statements. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair market value at the date of acquisition. The excess of purchase price over fair value of the net tangible assets acquired resulted in an allocation to goodwill of approximately $2.5 million which is being amortized over 15 years. All of the Company shares issued in connection with this transaction are being held in escrow for three years to secure any indemnification claims under the Purchase Agreement.

     Unaudited pro forma consolidated results of operations had Rohr been acquired at the beginning of fiscal 1997 and 1996 is not practicable to disclose. Management has concluded that it is not feasible to collect the necessary information to disclose such pro forma consolidated results as the former structure of Rohr Gruppe was complex, tax driven and not indicative of the entity currently operated by the Company.

     During 1996, the Company acquired all of the outstanding stock of The ColorWorks, Inc. for 338,067 shares of the Company's Class A Common Stock, approximately $231,000 in equipment and other assets and approximately $827,000 in cash. The acquisition was recorded under the purchase method of accounting and accordingly, The ColorWorks, Inc. financial statements are included in the accompanying consolidated financial statements. The majority of the purchase price has been assigned to goodwill, which is being amortized over 15 years.

13.  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                           4TH QTR.       3rd Qtr.       2ND QTR.       1ST QTR.

     1997

     Net sales                                             $105,476        $76,517        $72,429        $70,867
     Gross profit                                            28,127         22,412         23,724         22,521
     Income taxes                                             2,657          3,369          3,448          3,384
     Net earnings                                             6,393          5,279          5,170          5,278
     Earnings per share - basic *                              0.47           0.39           0.39           0.40
     Earnings per share - diluted*                             0.43           0.36           0.36           0.37

     1996

     Net sales                                             $ 72,462        $63,638        $55,199        $65,033
     Gross profit                                            22,163         19,205         18,278         20,308
     Income taxes                                             2,944          2,338          2,570          3,005
     Net earnings                                             5,431          3,979          4,276          4,801
     Earnings per share - basic *                              0.41           0.30           0.33           0.37
     Earnings per share - diluted*                             0.38           0.28           0.30           0.35

     1995
     Net sales                                             $ 65,312        $59,521        $45,008        $50,173
     Gross profit                                            19,928         17,487         13,415         14,890
     Income taxes                                             3,209          2,056          1,208          1,721
     Net earnings                                             4,913          3,156          1,848          2,633
     Earnings per share - basic *                              0.38           0.24           0.14           0.20
     Earnings per share - diluted*                             0.36           0.24           0.14           0.20

     * Restated in accordance with SFAS No. 128, "Earnings Per Share," and for the 3-for-2 stock split declared May 21, 1996.

SCHEDULE II


                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)




                                COL. B
                              BALANCE AT                                                        COL. D            COL. E
COL. A                        BEGINNING                   COL. C                              DEDUCTIONS-        BALANCE AT
DESCRIPTION                   OF PERIOD                         ADDITIONS                     DESCRIBE(1)        END OF PERIOD
                                             ---------------------------------------------
                                                                           CHARGED TO
                                                 CHARGED TO                   OTHER
                                              COSTS &  EXPENSES          ACCOUNTS-DESCRIBE
Allowance for doubtful
 accounts

FISCAL 1997                    $2,036             $   90                           -               $797             $1,329

FISCAL 1996                     1,011              1,022                           -                 (3)             2,036

FISCAL 1995                       635                713                           -                337              1,011


(1) Accounts written off, net of collections on accounts receivable previously written off

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              REGISTRANT:

                                              BUSH INDUSTRIES, INC.


March 26, 1998                                By /s/ Paul S. Bush
                                                 -----------------------------
                                                 Paul S. Bush, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                                   TITLE                            DATE
       ---------                                   -----                            ----

/s/ Paul S. Bush                                   President, Chief
---------------------------------------            Executive Officer, and
Paul S. Bush                                       Chairman of the Board
                                                   of Directors                     March 26, 1998

/s/ Robert L. Ayres                                Executive Vice President,
-------------------------------------              Chief Operating Officer,
Robert L. Ayres                                    Chief Financial Officer,
                                                   and Director                     March 26, 1998

/s/ Lewis H. Aronson                               Senior Vice President of
-----------------------------------                Strategic Planning  and
Lewis H. Aronson                                   Business Development
                                                   and Director                     March 26, 1998


/s/ Douglas S. Bush                        Vice President of
-----------------------------------        Merchandising and
Douglas S. Bush                            Director                         March 26, 1998


/s/ Gregory P. Bush                        Vice President of
-----------------------------------        ColorWorks Operations,
Gregory P. Bush                            Vice President of
                                           Information Technology
                                           and Director                     March 26, 1998

/s/ Donald F. Hauck                        Senior Vice President
-----------------------------------        and Director                     March 26, 1998
Donald F. Hauck

/s/ David G. Messinger                     Senior Vice President of
-----------------------------------        Sales and Marketing and
David G. Messinger                         Director                         March 26, 1998

/s/ Paul A. Benke                          Director                         March 26, 1998
-----------------------------------
Paul A. Benke

/s/ Jerald D. Bidlack                      Director                         March 26, 1998
-----------------------------------
Jerald D. Bidlack

/s/ Robert E. Hallagan                     Director                         March 26, 1998
-----------------------------------
Robert E. Hallagan
