Form 10-Q
period 1998-04-04
BUSH INDUSTRIES INC
filed 1998-05-18
CIK 758604

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1998
                               -------------
                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to___________________

Commission file number      1-8884
                        -------------

                             BUSH INDUSTRIES, INC.
                     ------------------------------------
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

Number of shares of Common Stock outstanding as of April 4, 1998: 10,165,997 shares of Class A Common Stock and 3,555,365 shares of Class B Common Stock.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                 APRIL 4,        JANUARY 3,
                                                                     1998              1998
                                                          ---------------   ---------------
                                                              (Unaudited)
                                                                     (In thousands)
ASSETS
------
Current Assets:
   Cash                                                            $2,619            $3,399
   Accounts receivable                                             38,912            40,387
   Inventories                                                     36,659            31,822
   Prepaid expenses and other current assets                       10,379             9,909
                                                                   ------            ------
        Total Current Assets                                       88,569            85,517

Property, Plant and Equipment, Net                                147,536           142,710

Other Assets                                                       15,417            15,551
                                                                 --------          --------

TOTAL ASSETS                                                     $251,522          $243,778
                                                                 ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                               $25,291           $22,940
   Income taxes                                                     3,878                 0
   Other accrued liabilities                                       29,398            33,748
   Current portion of long-term debt                                  697               718
                                                                   ------            ------
        Total Current Liabilities                                  59,264            57,406

Deferred Income Taxes                                               8,819             8,976
Other Long-term Liabilities                                         7,806             8,011
Long-term Debt                                                     58,346            56,955
                                                                   ------            ------
        Total Liabilities                                         134,235           131,348

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,229,476 shares issued                                    1,023             1,023

        Class B, $.10 par, 6,000,000 shares authorized,
        3,555,365 shares issued                                       356               356

   Paid-in capital                                                 18,276            18,276
   Retained earnings                                               98,692            93,708
   Foreign currency translation adjustment                           (264)             (137)
                                                                  -------           -------
                                                                  118,083           113,226
Less treasury stock, 63,479 Class A shares                            796               796
                                                                  -------           -------
        Total Stockholders' Equity                                117,287           112,430
                                                                 --------          --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $251,522          $243,778
                                                                 ========          ========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)


                                              THIRTEEN WEEKS ENDED
                                          ----------------------------
                                               APRIL 4,      MARCH 29,
                                                   1998           1997
                                          -------------  -------------
                                          (In thousands, except shares
                                              and per share data)

Net Sales                                      $108,813        $70,867

Costs and Expenses:

   Cost of sales                                 78,321         48,346
   Selling, general and administrative           20,602         13,124
   Interest                                       1,012            735
                                                 ------         ------
                                                 99,935         62,205

Earnings Before Income Taxes                      8,878          8,662

Income Taxes                                      3,414          3,384
                                                 ------         ------

Net Earnings                                     $5,464         $5,278
                                                 ======         ======

Earnings per Share
   Basic                                          $0.40          $0.40
   Diluted                                        $0.37          $0.37

Weighted Average Shares Outstanding
   Basic                                     13,721,362     13,283,841
   Diluted                                   14,815,427     14,342,723


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                  (Unaudited)

                                                                   THIRTEEN WEEKS ENDED
                                                              -----------------------------
                                                                 APRIL 4,         MARCH 29,
                                                                     1998              1997
                                                              -----------       -----------
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings                                                    $5,464            $5,278
   Adjustment to reconcile:
      Depreciation and amortization                                 2,770             1,780
      Deferred income taxes                                          (500)              102
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                           1,066            (3,117)
      Inventories                                                  (5,138)           (2,476)
      Prepaid expenses and other current assets                       (86)              439
      Accounts payable                                              2,780               119
      Income taxes                                                  3,878             2,958
      Other accrued liabilities                                    (3,884)             (257)
                                                                   ------            ------
         Net cash provided by operating activities                  6,350             4,826

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Capital expenditures                                            (8,739)           (7,369)
   Increase in other assets                                          (256)             (181)
                                                                   ------            ------
      Net cash used in investing activities                        (8,995)           (7,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Repayment of long-term debt                                       (498)             (161)
   Proceeds from long-term debt                                     2,885             2,869
   Exercise of stock options by employees                               0                74
   Dividends paid                                                    (480)             (465)
                                                                   ------            ------
      Net cash provided by financing activities                     1,907             2,317
                                                                   ------            ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (42)                0

NET DECREASE IN CASH                                                 (780)             (407)

CASH AT BEGINNING OF PERIOD                                         3,399             2,810
                                                                   ------            ------

CASH AT END OF PERIOD                                              $2,619            $2,403
                                                                   ======            ======

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                       Thirteen weeks ended April 4, 1998


1. The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended January 3, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended January 3, 1998.

     The foregoing financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

2. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. Total comprehensive income for the first quarters of 1998 and 1997 was as follows:

                                                       THIRTEEN WEEKS ENDED
                                                   ----------------------------
                                                      APRIL 4,        MARCH 29,
                                                          1998             1997
                                                   -----------      -----------
     Net income                                         $5,464           $5,278
     Foreign currency translation loss                    (127)               0
                                                        ------           ------
     Total comprehensive income                         $5,337           $5,278



3. In 1998, the Company will adopt SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. Management is evaluating whether or not the Company operates in more than one operating segment as defined in SFAS 131. Certain financial data in connection with operating segments, if any, and certain enterprise wide disclosures about foreign and domestic operations and revenues from major customers will be reported upon adoption of SFAS 131 by the Company. Such disclosure will be included in the Company's financial statements for the fiscal year ended January 2, 1999.

4. In 1998, the Company will adopt SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS Statements No. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements. Such disclosure, if any, will be included in the Company's financial statements for the fiscal year ended January 2, 1999.

5.   Inventories consist of the following:

                                                       APRIL 4,     JANUARY 3,
                                                           1998           1998
                                                       --------     ----------
                                                           (In thousands)

     Raw material                                       $12,991          $9,762
     Work in progress                                     8,285           7,362
     Finished goods                                      15,383          14,698
                                                         ------          ------
                                                        $36,659         $31,822

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
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


RESULTS OF OPERATIONS:
----------------------

  The Company achieved record first quarter sales for the 13 week period ended April 4, 1998 of $108,813,000. This represented an increase of $37,946,000, or approximately 53.5%, compared to net sales of $70,867,000 for the 13 week period ended March 29, 1997. The increase in net sales was attributable to the inclusion of Rohr-Bush GmbH & Co. (Rohr-Bush) sales in the consolidated financial statements, the growing domestic market acceptance for ready-to-assemble ("RTA") furniture products at both the retail and consumer levels and to strong domestic sales in the office superstore and consumer electronics distribution channels.

  Cost of sales increased $29,975,000 for the 13 week period ended April 4,
1998, compared to the 13 week period ended March 29, 1997.   The increase in
cost of sales was primarily due to higher sales volumes. Cost of sales as an approximate percentage of net sales increased by 3.8% from 68.2% in the first quarter of 1997 to 72.0% in the first quarter of 1998. The increase in cost of sales as a percentage of net sales was primarily a result of the integration of the European operations.

  Selling, general and administrative expenses increased $7,478,000 for the 13 week period ended April 4, 1998, compared to the 13 week period ended March 29, 1997. The increase in selling, general and administrative expenses was primarily a result of increases in selling expenses, other administrative costs associated with the Company's higher sales volumes and the inclusion of Rohr-Bush in the consolidated financial statements. Selling, general and administrative expenses as an approximate percentage of net sales increased from 18.5% in the first quarter of 1997 to 18.9% in the first quarter of 1998.

  Interest expense for the 13 week period ended April 4, 1998 increased to $1,012,000 (or approximately 0.9% of net sales) from $735,000 (or approximately 1.0% of net sales) for the 13 week period ended March 29, 1997. The increase in interest expense was due to an increase in average debt primarily related to the inclusion of Rohr-Bush in the consolidated financial statements and capital expenditures.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

  Working capital at first quarter-end 1998 increased by $1,194,000, as compared to working capital at year-end 1997. Such increased working capital was due, in part, to an increase in inventories associated with the Company's continuing sales growth and a decrease in other accrued liabilities. Partially offsetting these factors was an increase in income taxes, which is due primarily to the timing of required tax payments, and accounts payable and a decrease in accounts receivable. Total assets at first quarter-end 1998 increased $7,744,000 over year-end 1997 primarily as a result of an increase in net property, plant and equipment associated with the Company's capital expenditures, and current assets, including inventory (as described above). In addition, total liabilities increased $2,887,000 at first quarter-end 1998, due mostly to an increase in income taxes (as described above), accounts payable and long-term debt partially offset by a decrease in other accrued liabilities.

  The Company spent $8,739,000 on capital expenditures during the first quarter of 1998, which were financed primarily with net cash flow from operating activities and increased debt. Capital expenditures for fiscal year 1998 with respect to the Company's existing facilities are currently forecasted to be approximately $35 million.

  On April 22, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Fournier Furniture, Inc., a Delaware corporation, ("Fournier"), a manufacturer of RTA furniture, for a purchase price of $7,000,000. Substantially all of Fournier's debt that existed on April 22, 1998 has been repaid utilizing the Company's existing credit facility.

  The Company has a $155,000,000 credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. The credit facility provides for revolving credit loans, swing line loans and multicurrency loans, within the parameters described below. The loan is due June 25, 2002 with a balloon payment of the then remaining principal and accrued interest. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, a eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.375% to 1.00%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $155,000,000 maximum amount of borrowing permitted under the credit facility.

  The line of credit agreement provides for achieving certain consolidated cash flow coverage and leverage ratios, prescribes minimum net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all of these requirements. The Company believes that current unused balances available under the existing credit agreements, along with net cash flow generated from operating activities, will be adequate to fund the Company's current operations and capital expenditures with respect to its existing facilities in 1998.

                         Part II.  OTHER INFORMATION
                         ---------------------------



ITEM 6.  EXHIBITS AND REPORTS ON 8-K
-------  ---------------------------

          (a)  Exhibits: None.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K have been filed during the quarter (13 weeks) ended April 4, 1998.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BUSH INDUSTRIES, INC.
                                          ---------------------------------
                                                   (Registrant)





Date:  May 15, 1998                  By:  /s/ Robert L. Ayres
     ----------------                     ---------------------------------
                                                    (Signature)
                                          Robert L. Ayres
                                          Executive Vice President,
                                          Chief Operating Officer
                                          and Chief Financial Officer