Form 10-Q
period 1998-07-04
BUSH INDUSTRIES INC
filed 1998-07-29
CIK 758604

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1998
                               ------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number      1-8884
                          ---------

                             BUSH INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        16-0837346
-------------------------------                       ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation of organization)                        Identification No.)

                                One Mason Drive
                                 P.O. Box 460
                        Jamestown, New York 14702-0460
                ----------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

Yes X    No
   ---      ---
Number of shares of Common Stock outstanding as of July 4, 1998: 10,320,093 shares of Class A Common Stock and 3,555,365 shares of Class B Common Stock.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                                     JULY 4,                JANUARY 3,
                                                                                        1998                      1998
                                                                                 -----------                ----------
                                                                                 (Unaudited)
                                                                                             (In thousands)
ASSETS
------
Current Assets:
   Cash                                                                               $3,096                    $3,399
   Accounts receivable                                                                41,450                    40,387
   Inventories                                                                        53,745                    31,822
   Prepaid expenses and other current assets                                          10,312                     9,909
                                                                                    --------                   -------
        Total Current Assets                                                         108,603                    85,517
Property, Plant and Equipment, Net                                                   164,476                   142,710
Other Assets                                                                          27,809                    15,551
                                                                                    --------                  --------
TOTAL ASSETS                                                                        $300,888                  $243,778
                                                                                    ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                                  $24,901                   $22,940
   Income taxes                                                                            0                         0
   Other accrued liabilities                                                          27,876                    33,748
   Current portion of long-term debt                                                     700                       718
                                                                                    --------                  --------
        Total Current Liabilities                                                     53,477                    57,406
Deferred Income Taxes                                                                  8,968                     8,976
Other Long-term Liabilities                                                            7,967                     8,011
Long-term Debt                                                                       107,670                    56,955
                                                                                    --------                  --------
         Total Liabilities                                                           178,082                   131,348
                                                                                    --------                  --------
Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,383,572 and 10,229,476 shares issued                                        1,038                     1,023
        Class B, $.10 par, 6,000,000 shares authorized,
         3,555,365 shares issued                                                         356                       356
   Paid-in capital                                                                    20,652                    18,276
   Retained earnings                                                                 101,891                    93,708
   Foreign currency translation adjustment                                             (335)                     (137)
                                                                                    --------                  --------
                                                                                     123,602                   113,226

   Less treasury stock, 63,479 Class A shares                                            796                       796
                                                                                    --------                  --------
        Total Stockholders' Equity                                                   122,806                   112,430
                                                                                    --------                  --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $300,888                  $243,778
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

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                   (Unaudited)



                                                                THIRTEEN WEEKS ENDED
                                                        -----------------------------------
                                                         JULY 4,                   JUNE 28,
                                                            1998                       1997
                                                        --------                   --------
                                                             (In thousands, except shares
                                                              and per share data)

Net Sales                                                $97,089                    $72,429

Costs and Expenses:

   Cost of sales                                          70,365                     48,705
   Selling, general and administrative                    19,706                     14,431
   Interest                                                1,253                        675
                                                          ------                     ------
                                                          91,324                     63,811

Earnings Before Income Taxes                               5,765                      8,618

Income Taxes                                               1,872                      3,448
                                                          ------                     ------

Net Earnings                                              $3,893                     $5,170
                                                          ======                     ======

Earnings per Share
   Basic                                                   $0.28                      $0.39
   Diluted                                                 $0.26                      $0.36

Weighted Average Shares Outstanding
   Basic                                              13,823,886                 13,361,931
   Diluted                                            14,866,668                 14,479,656


See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)



                                                             TWENTY-SIX WEEKS ENDED
                                                         -----------------------------
                                                           JULY 4,            JUNE 28,
                                                              1998                1997
                                                         ---------           ---------
                                                          (In thousands, except shares
                                                              and per share data)

Net Sales                                                 $205,902            $143,296

Costs and Expenses:

   Cost of sales                                           148,686              97,051
   Selling, general and administrative                      40,308              27,555
   Interest                                                  2,265               1,410
                                                           -------             -------
                                                           191,259             126,016

Earnings Before Income Taxes                                14,643              17,280

Income Taxes                                                 5,286               6,832
                                                           -------             -------

Net Earnings                                                $9,357             $10,448
                                                           =======             =======


Earnings per Share
   Basic                                                     $0.68               $0.78
   Diluted                                                   $0.63               $0.72

Weighted Average Shares Outstanding
   Basic                                                13,772,693          13,322,887
   Diluted                                              14,841,473          14,415,322


See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                ----------------------------------------------
                                  (Unaudited)


                                                                                    TWENTY-SIX  WEEKS ENDED
                                                                               ---------------------------------
                                                                                    JULY 4,             JUNE 28,
                                                                                       1998                 1997
                                                                               ------------         ------------
                                                                                          (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings                                                                      $9,357              $10,448
   Adjustment to reconcile:
      Depreciation and amortization                                                   6,691                4,032
      Deferred income taxes                                                           (354)                  205
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                                             3,549                2,515
      Inventories                                                                  (19,923)              (7,338)
      Prepaid expenses and other current assets                                         128                  265
      Accounts payable                                                              (1,877)                1,705
      Income taxes                                                                       17                 (49)
      Other accrued liabilities                                                     (9,778)                3,116
                                                                                   --------              -------
         Net cash provided by (used in) operating activities                       (12,190)               14,899
                                                                                   --------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Capital expenditures                                                            (20,694)             (15,092)
   Investment in subsidiary                                                         (7,000)                    0
   Increase in other assets                                                         (1,070)              (1,223)
                                                                                   --------             --------
      Net cash used in investing activities                                        (28,764)             (16,315)
                                                                                   --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Repayment of long-term debt                                                     (11,091)             (46,201)
   Proceeds from long-term debt                                                      51,660               47,359
   Exercise of stock options by employees                                             1,373                  882
   Dividends paid                                                                   (1,173)                (934)
                                                                                   --------             --------
      Net cash provided by financing activities                                      40,769                1,106
                                                                                   --------             --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (118)                    0
                                                                                   --------             --------

NET DECREASE IN CASH                                                                  (303)                (310)

CASH AT BEGINNING OF PERIOD                                                           3,399                2,810
                                                                                   --------             --------

CASH AT END OF PERIOD                                                                $3,096               $2,500
                                                                                   ========             ========

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                      Twenty-six weeks ended July 4, 1998


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

2. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. Total comprehensive income for the second quarter and the first half of 1998 and 1997 was as follows:


                                                  THIRTEEN WEEKS ENDED
                                          -----------------------------------
                                            JULY 4,                  JUNE 28,
                                               1998                      1997
                                          ---------                ----------
                                                    (In thousands)
     Net income                              $3,893                    $5,170
     Foreign currency translation loss         (71)                         0
                                             ------                    ------
     Total comprehensive income              $3,822                    $5,170
                                             ======                    ======


                                                TWENTY-SIX WEEKS ENDED
                                          -----------------------------------
                                            JULY 4,                  JUNE 28,
                                               1998                      1997
                                          ---------                ----------
                                                    (In thousands)
     Net income                              $9,357                   $10,448
     Foreign currency translation loss        (198)                         0
                                             ------                   -------
     Total comprehensive income              $9,159                   $10,448
                                             ======                   =======

3. In 1998, the Company will adopt SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. Management is evaluating whether or not the Company operates in more than one operating segment as defined in SFAS 131. Certain financial data in connection with operating segments, if any, and certain enterprise wide disclosures about foreign and domestic operations and revenues from major customers will be reported upon adoption of SFAS 131 by the Company. Such disclosure will be included in the Company's consolidated financial statements for the fiscal year ended January 2, 1999.

4. In 1998, the Company will adopt SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS Statements No. 87, 88, and 106." SFAS No. 132 requires revised disclosures about pensions and other postretirement benefit plans. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements. Such disclosure, if any, will be included in the Company's financial statements for the fiscal year ended January 2, 1999.

5. On April 22, 1998, the Company acquired all of the issued and outstanding stock of Fournier Furniture, Inc.("Fournier"), a Virginia based manufacturer of ready-to-assemble ("RTA") furniture, for a purchase price of $7.0 million in cash. Substantially all of Fournier's debt that existed on April 22, 1998 has been repaid utilizing the Company's existing credit facility. The acquisition of Fournier has been accounted for using the purchase method of accounting and accordingly, the operating results of Fournier have been included in the condensed consolidated financial statements of the Company since the April 22, 1998 acquisition. The Company is in the process of finalizing the $7.0 million purchase price allocation to the acquired assets and liabilities as of April 22, 1998.

6.   Inventories consist of the following:


                                             JULY 4,                JANUARY 3,
                                                1998                      1998
                                            --------               -----------
                                                       (In thousands)

     Raw material                            $18,856                    $9,762
     Work in progress                          9,427                     7,362
     Finished goods                           25,462                    14,698
                                            --------                  --------
                                            $ 53,745                  $ 31,822
                                            ========                  ========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    -------------------------------------------------
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


RESULTS OF OPERATIONS:
----------------------

     The Company achieved record second quarter sales for the 13 week period ended July 4, 1998 of $97,089,000 and record first half sales for the 26 week period ended July 4, 1998 of $205,902,000. This represents an increase of $24,660,000, or approximately 34.0%, compared to net sales of $72,429,000 for the 13 week period ended June 28, 1997 and a first half increase of $62,606,000, or approximately 43.7%, compared to net sales of $143,296,000 for the 26 week period ended June 28, 1997. Record second quarter 1998 sales were achieved as a result of the addition of sales from the Company's majority owned German subsidiary, Rohr-Bush GmbH & Co. ("Rohr-Bush") which was acquired on June 30, 1997 and the addition of sales from the Company's wholly owned subsidiary, Fournier Furniture, Inc. ("Fournier") which was acquired on April 22, 1998. There were no comparable sales for Rohr-Bush and Fournier in the second quarter of 1997. However, sales for the second quarter of 1998 were lower than anticipated as several of the Company's key accounts, while generally achieving good seasonal sell-through at retail, elected to lower their inventory levels. Record first half 1998 sales were achieved as a result of the addition of sales from Rohr-Bush and Fournier, which had no comparable sales in the first half of 1997, and an increase in comparable sales.

     Cost of sales increased $21,660,000 for the 13 week period ended July 4, 1998, compared to the 13 week period ended June 28, 1997. Cost of sales as an approximate percentage of net sales increased by 5.3% from 67.2% in the second quarter of 1997 to 72.5% in the second quarter of 1998. Cost of sales increased by $51,635,000 for the 26 week period ended July 4, 1998, compared to the 26 week period ended June 28, 1997. Cost of sales as an approximate percentage of net sales increased by 4.5% from 67.7% in the first half of 1997 to 72.2% in the first half of 1998. The increase in cost of sales was primarily due to higher sales volumes. The cost of sales also increased as a percentage of sales for both the 13 and 26 week period ended July 4, 1998 primarily as a result of the assimilation of Rohr-Bush and Fournier and operating inefficiencies that resulted from increased product mix.

     Selling, general and administrative expenses increased $5,275,000 for the 13 week period ended July 4, 1998, compared to the 13 week period ended June 28, 1997. For the 26 week period ended July 4, 1998 selling, general and administrative expenses increased by $12,753,000 as compared to the 26 week period ended June 28, 1997. The second quarter of 1998 and first half of 1998 increases in selling, general and administrative expenses were primarily a result of the inclusion of Rohr-Bush and Fournier in the Company's financial statements, for which there were no comparable expenses in the prior periods. Selling, general and administrative expenses as an approximate percentage of net sales increased by 0.4% from 19.9% in the second quarter of 1997 to 20.3% in the second quarter of 1998 and increased by 0.4% from 19.2% in the first half of 1997 to 19.6% in the first half of 1998.

     Interest expense for the 13 week period ended July 4, 1998 increased to $1,253,000 (or approximately 1.3% of net sales) from $675,000 (or approximately 0.9% of net sales) for the 13 week period ended June 28, 1997. Interest expense for the 26 week period ended July 4, 1998 increased to $2,265,000 (or approximately 1.1% of net sales) from $1,410,000 (or approximately 1.0% of net sales) for the 26 week period ended June 28, 1997. The increase in interest expense was primarily due to an increase in average debt primarily related to the Company's capital expenditures and acquisitions in second half of fiscal year 1997 and the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     On April 22, 1998, the Company acquired all of the issued and outstanding stock of Fournier Furniture, Inc. ("Fournier"), a Virginia based manufacturer of ready-to-assembly ("RTA") furniture, for a purchase price of $7.0 million in cash. Substantially all of Fournier's debt that existed on April 22, 1998 has been repaid utilizing the Company's existing credit facility. The acquisition of Fournier has been accounted for using the purchase method of accounting and accordingly, the operating results of Fournier have been included in the condensed consolidated financial statements of the Company since the April 22, 1998 acquisition. The Company is in the process of finalizing the $7.0 million purchase price allocation to the acquired assets and liabilities as of April 22, 1998.

     Working capital at first half-end 1998 increased by $27,015,000, as compared to working capital at year-end 1997. Such increased working capital was primarily due to a increase in inventories. Total assets at first half-end 1998 increased $57,110,000 over year-end 1997 primarily as a result of an increase in net property, plant and equipment, other assets, and inventory. Additional inventory was put in place primarily to enable the Company to improve its serviceability to its customers. In addition, total liabilities increased $46,734,000 at first half-end 1998 as compared to year-end 1997, due mostly to an increase in long term debt associated with the Company's capital expenditures, inventory growth and acquisition of Fournier in the first half of 1998. Working capital, total assets and total liabilities were all impacted as the result of the inclusion of the Fournier acquisition in the Company's financial statements.

     During the first half of 1998, the Company spent $20,694,000 on capital expenditures and $7,000,000 for the purchase of Fournier Furniture, Inc., which were financed primarily with increased debt. Capital expenditures for fiscal year 1998 are currently forecasted to be approximately $40 million.

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

     The line of credit agreement provides for achieving certain consolidated cash flow coverage and leverage ratios, prescribes minimum net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all of these requirements. To ensure that the Company has adequate reserves and flexibility, the Company is currently in the process of finalizing an amendment to its credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions to, among other things, increase the total amount of the credit facility, modify certain covenants, and extend the maturity date of the loan.

                           Part II. OTHER INFORMATION
                           --------------------------



ITEM 6.  EXHIBITS AND REPORTS ON 8-K
-------  ---------------------------

          (a)  Exhibits: None

          (b)  Reports on Form 8-K:

               During the second quarter (13 weeks) ended July 4, 1998, an 8-K was filed on May 7, 1998 regarding the Fournier Furniture, Inc. acquisition.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     BUSH INDUSTRIES, INC.
                                                  ------------------------------
                                                          (Registrant)



Date:     July 29, 1998                       By: /s/Robert L. Ayres
      ---------------------                       ------------------------------
                                                            (Signature)
                                                  Robert L. Ayres
                                                  Executive Vice President,
                                                  Chief Operating Officer
                                                  and Chief Financial Officer