Form 10-Q
period 1998-10-03
BUSH INDUSTRIES INC
filed 1998-11-10
CIK 758604

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1998
                               ---------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to _________

Commission file number   1-8884
                       ----------

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

Number of shares of Common Stock outstanding as of October 3, 1998: 10,320,093 shares of Class A Common Stock and 3,555,365 shares of Class B Common Stock.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                  OCTOBER 3,                JANUARY 3,
                                                                        1998                      1998
                                                                 -----------                ----------
                                                                 (Unaudited)
                                                                            (In thousands)
ASSETS
------
Current Assets:
   Cash                                                           $    2,955                 $   3,399
   Accounts receivable, net                                           38,957                    40,387
   Inventories                                                        56,897                    31,822
   Prepaid expenses and other current assets                          11,288                     9,909
                                                                    --------                  --------
        Total Current Assets                                         110,097                    85,517

Property, Plant and Equipment, Net                                   181,791                   142,710

Other Assets                                                          27,562                    15,551
                                                                    --------                  --------

TOTAL ASSETS                                                        $319,450                  $243,778
                                                                    ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                  $23,098                   $22,940
   Income taxes                                                            0                         0
   Other accrued liabilities                                          29,038                    33,748
   Current portion of long-term debt                                     704                       718
                                                                    --------                  --------
        Total Current Liabilities                                     52,840                    57,406

Deferred Income Taxes                                                 10,815                     8,976
Other Long-term Liabilities                                            8,042                     8,011
Long-term Debt                                                       124,925                    56,955
                                                                    --------                  --------
        Total Liabilities                                            196,622                   131,348
                                                                    --------                  --------

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,383,572 and 10,229,476 shares issued                        1,038                     1,023

        Class B, $.10 par, 6,000,000 shares authorized,
        3,555,365 shares issued                                          356                       356

   Paid-in capital                                                    20,652                    18,276
   Retained earnings                                                 102,203                    93,708
   Foreign currency translation adjustment                             (625)                     (137)
                                                                    --------                  --------
                                                                     123,624                   113,226
   Less treasury stock, 63,479 Class A shares                            796                       796
                                                                    --------                  --------
        Total Stockholders' Equity                                   122,828                   112,430
                                                                    --------                  --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $  319,450                 $ 243,778
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

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)



                                                      THIRTEEN WEEKS ENDED
                                                -------------------------------
                                                OCTOBER 3,        SEPTEMBER 27,
                                                      1998                 1997
                                                ----------        -------------
                                                  (In thousands, except shares
                                                       and per share data)


Net Sales                                          $94,252              $76,517

Costs and Expenses:

   Cost of sales                                    68,766               54,105
   Selling, general and administrative              22,285               12,928
   Interest                                          1,737                  836
                                                    ------               ------
                                                    92,788               67,869

Earnings Before Income Taxes                         1,464                8,648

Income Taxes                                           458                3,369
                                                    ------               ------

Net Earnings                                        $1,006               $5,279
                                                    ======               ======


Earnings per Share
   Basic                                             $0.07                $0.39
   Diluted                                           $0.07                $0.36

Weighted Average Shares Outstanding
   Basic                                        13,875,594           13,526,569
   Diluted                                      14,697,724           14,715,327


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)



                                                    THIRTY-NINE WEEKS ENDED
                                                -------------------------------
                                                OCTOBER 3,        SEPTEMBER 27,
                                                      1998                 1997
                                                ----------        -------------
                                                  (In thousands, except shares
                                                       and per share data)


Net Sales                                         $300,154             $219,813

Costs and Expenses:

   Cost of sales                                   217,452              151,156
   Selling, general and administrative              62,593               40,483
   Interest                                          4,002                2,246
                                                   -------              -------
                                                   284,047              193,885

Earnings Before Income Taxes                        16,107               25,928

Income Taxes                                         5,744               10,201
                                                   -------              -------

Net Earnings                                       $10,363              $15,727
                                                   =======              =======


Earnings per Share
   Basic                                             $0.75                $1.17
   Diluted                                           $0.70                $1.08

Weighted Average Shares Outstanding
   Basic                                        13,806,992           13,390,780
   Diluted                                      14,801,420           14,521,725


See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                ----------------------------------------------
                                  (Unaudited)

                                                                              THIRTY-NINE  WEEKS ENDED
                                                                       --------------------------------------
                                                                       OCTOBER 3,               SEPTEMBER 27,
                                                                             1998                        1997
                                                                       ----------               -------------
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
   Net earnings                                                           $10,363                     $15,727
   Adjustment to reconcile:
      Depreciation and amortization                                         9,463                       6,234
      Deferred income taxes                                                  (494)                        306
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                                   6,107                       3,625
      Inventories                                                         (23,035)                     (1,223)
      Prepaid expenses and other current assets                               711                         (67)
      Accounts payable                                                     (3,707)                     (2,630)
      Income taxes                                                             18                         213
      Other accrued liabilities                                            (8,574)                       (770)
                                                                          --------                    --------
         Net cash provided by (used in) operating activities               (9,148)                     21,415
                                                                          --------                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
   Capital expenditures                                                   (40,036)                    (20,065)
   Investment in subsidiary                                                (7,000)                          0
   Increase in other assets                                                (1,440)                     (2,255)
                                                                          --------                    --------
         Net cash used in investing activities                            (48,476)                    (22,320)
                                                                          --------                    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Repayment of long-term debt                                            (11,265)                    (46,391)
   Proceeds from long-term debt                                            68,942                      47,388
   Exercise of stock options by employees                                   1,373                         997
   Dividends paid                                                          (1,868)                     (1,408)
                                                                          --------                    --------
         Net cash provided by financing activities                         57,182                         586
                                                                          --------                    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (2)                          0
                                                                          --------                    --------

NET DECREASE IN CASH                                                         (444)                       (319)

CASH AT BEGINNING OF PERIOD                                                 3,399                       2,810
                                                                          --------                    --------

CASH AT END OF PERIOD                                                      $2,955                      $2,491
                                                                          ========                    ========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                     Thirty-nine weeks ended October 3, 1998


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

2. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. The following tables set forth total comprehensive income for the 13 week and 39 week periods indicated below.

                                                   THIRTEEN WEEKS ENDED
                                           -------------------------------------
                                           OCTOBER 3,              SEPTEMBER 27,
                                                 1998                       1997
                                           ----------              -------------
                                                      (In thousands)
     Net income                                $1,006                     $5,279
     Foreign currency translation loss          (290)                          0
                                               ------                     ------
     Total comprehensive income                  $716                     $5,279
                                               ======                     ======



                                                  THIRTY-NINE  WEEKS ENDED
                                           -------------------------------------
                                           OCTOBER 3,              SEPTEMBER 27,
                                                 1998                       1997
                                           ----------              -------------
                                                      (In thousands)
     Net income                               $10,363                    $15,727
     Foreign currency translation loss          (488)                          0
                                              -------                    -------
     Total comprehensive income                $9,875                    $15,727
                                              =======                    =======

3. In 1998, the Company will adopt SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. Management is evaluating whether or not the Company operates in more than one operating segment as defined in SFAS 131. Certain financial data in connection with operating segments, if any, and certain enterprise wide disclosures about foreign and domestic operations and revenues from major customers will be reported upon adoption of SFAS 131 by the Company. Such disclosure will be included in the Company's consolidated financial statements for the fiscal year ending January 2, 1999.

4. In 1998, the Company will adopt SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS Statements No. 87, 88, and 106." SFAS No. 132 requires revised disclosures about pensions and other postretirement benefit plans. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements. Such disclosure, if any, will be included in the Company's financial statements for the fiscal year ending January 2, 1999.

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

6.   Inventories consist of the following:


                                   OCTOBER 3,                JANUARY 3,
                                         1998                      1998
                                   ----------                ----------
                                              (In thousands)

     Raw material                     $16,393                    $9,762
     Work in progress                  10,988                     7,362
     Finished goods                    29,516                    14,698
                                      -------                   -------
                                      $56,897                   $31,822
                                      =======                   =======

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    -------------------------------------------------
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


RESULTS OF OPERATIONS:
----------------------

     The Company achieved record third quarter sales for the 13 week period ended October 3, 1998 of $94,252,000 and record sales for the 39 week period ended October 3, 1998 of $300,154,000. This represents an increase of $17,735,000, or approximately 23.2%, compared to net sales of $76,517,000 for the 13 week period ended September 27, 1997 and an increase of $80,341,000, or approximately 36.5%, for the 39 week period ended October 3, 1998, as compared to net sales of $219,813,000 for the same period last year. The increase in sales for both the 13 week and 39 week period ended October 3, 1998 was primarily due to the addition of sales from the Company's majority owned German subsidiary, Rohr-Bush GmbH & Co. ("Rohr-Bush") which was acquired on June 30, 1997, the addition of sales from the Company's wholly owned subsidiary, Fournier Furniture, Inc. ("Fournier") which was acquired on April 22, 1998 and good seasonal sell-through at retail. (Rohr-Bush has a fiscal year end of October 31, and as such, only one month of its operations was included in the Company's third quarter 1997 results.) Revenues were, however, impacted by new product introduction delays until the fourth quarter, which occurred as a result of the assignment of substantial internal resources to more quickly advance recent strategic business initiatives. These initiatives, which have been developed to enhance the Company's current product offerings and position the Company for anticipated future growth, include: the integration of Fournier and Rohr-Bush; the launching of new surface technology equipment at the Company's Erie facility; the adaptation of Rohr-Bush manufacturing to support commercial office products; the nationwide roll out of the Company's delivery and assembly service company, TASC; and the completion of a permanent showroom in Germany.

     Cost of sales increased $14,661,000 for the 13 week period ended October 3, 1998, compared to the 13 week period ended September 27, 1997. Cost of sales as an approximate percentage of net sales increased by 2.3% from 70.7% in the third quarter of 1997 to 73.0% in the third quarter of 1998. Cost of sales increased by $66,296,000 for the 39 week period ended October 3, 1998, compared to the 39 week period ended September 27, 1997. Cost of sales as an approximate percentage of net sales increased by 3.6% from 68.8% for the first 39 weeks of 1997 to 72.4% for the first 39 weeks of 1998. The increase in cost of sales was primarily due to higher sales volumes. The cost of sales increased as a percentage of sales for both the 13 and 39 week period ended October 3, 1998, primarily as a result of the increased costs associated with the business initiatives described above.

     Selling, general and administrative expenses increased $9,357,000 for the 13 week period ended October 3, 1998, compared to the 13 week period ended September 27, 1997. For the 39 week period ended October 3, 1998, selling, general and administrative expenses increased by

$22,110,000, as compared to the 39 week period ended September 27, 1997. The increase in selling, general and administrative expenses for both the 13 week and 39 week period ended October 3, 1998 was primarily due to the inclusion of Rohr-Bush and Fournier in the Company's financial statements and the costs associated with the business initiatives described above. Selling, general and administrative expenses as an approximate percentage of net sales increased by 6.7% from 16.9% in the third quarter of 1997 to 23.6% in the third quarter of 1998 and increased by 2.5% from 18.4% in the first 39 weeks of 1997 to 20.9% in the first 39 weeks of 1998.

     Interest expense for the 13 week period ended October 3, 1998 increased to $1,737,000 (or approximately 1.8% of net sales) from $836,000 (or approximately 1.1% of net sales) for the 13 week period ended September 27, 1997. Interest expense for the 39 week period ended October 3, 1998 increased to $4,002,000 (or approximately 1.3% of net sales) from $2,246,000 (or approximately 1.0% of net sales) for the 39 week period ended September 27, 1997. The increase in interest expense was primarily due to an increase in average debt related to the Company's capital expenditures, inventory growth and acquisitions.


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

     Working capital at third quarter-end 1998 increased by $29,146,000, as compared to working capital at year-end 1997. Such increased working capital was primarily due to an increase in inventories. Total assets at third quarter-end 1998 increased $75,672,000 over year-end 1997, primarily as a result of an increase in net property, plant and equipment, other assets, and inventory. Additional inventory was put in place primarily to enable the Company to improve its serviceability to its customers. In addition, total liabilities increased $65,274,000 at third quarter-end 1998 as compared to year-end 1997, due mostly to an increase in long-term debt associated with the Company's capital expenditures, inventory growth and the acquisition of Fournier. Working capital, total assets and total liabilities were all impacted as the result of the inclusion of the Fournier acquisition in the Company's financial statements.

     During the first three quarters of 1998, the Company spent $40,036,000 on capital expenditures and $7,000,000 for the purchase of Fournier, which were financed primarily with increased debt. Capital expenditures for fiscal year 1998 are currently forecasted to be approximately $45 million.

     The Company entered into an amendment, dated as of August 17, 1998 to its existing credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. The amendment modifies the amount of money the Company can borrow from an aggregate $155,000,000 to an aggregate $175,000,000. In addition, the term of the credit facility was extended until June 30, 2003, certain covenants were amended, and borrowings were permitted under the anticipated single currency of participating member states of the European Union. The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. A balloon payment of the then remaining principal and accrued interest is due on the termination date of the loan. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.375% to 1.00%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $175,000,000 maximum amount of borrowing permitted under the credit facility.

     The line of credit agreement provides for achieving certain consolidated cash flow coverage and leverage ratios, prescribes minimum net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all of these requirements.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
------     ----------------------------------------------
           MARKET RISK
           -----------

                           Not Applicable

                           Part II. OTHER INFORMATION
                           --------------------------


ITEM 6.    EXHIBITS AND REPORTS ON 8-K
-------    ---------------------------

                 (a) Exhibits:

                     (27)  Financial Data Schedule

                 (b) Reports on Form 8-K:

                     During the third quarter (13 weeks) ended October 3, 1998, an 8-K was filed on September 14, 1998 regarding an amendment to the Company's existing credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                BUSH INDUSTRIES, INC.
                                            -----------------------------
                                                    (Registrant)




Date:   November 9, 1998                By: /s/ Robert L. Ayres
     ----------------------                 -----------------------------
                                                      (Signature)
                                            Robert L. Ayres
                                            Executive Vice President,
                                            Chief Operating Officer
                                            and Chief Financial Officer