Form 10-K405
period 1999-01-02
BUSH INDUSTRIES INC
filed 1999-03-19
CIK 758604

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________________

Commission file number          1-8884
                        ------------------------

                             BUSH INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                    16-0837346
------------------------------          ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

 One Mason Drive, Jamestown, New York                     14702
---------------------------------------      -------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (716) 665-2000
                                                   -------------------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered

  Class A Common Stock                         New York Stock Exchange
------------------------              --------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 2, 1999, 10,481,359 shares of Class A Common Stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on January 2, 1999 which was $12.44 per share) of the Class A Common Stock held by non-affiliates was approximately $80,745,000. As of January 2, 1999, 3,395,365 shares of Class B Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 13, 1999, are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934.

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

     The Company completed in 1996, a one million square-foot manufacturing and distribution facility in Erie, Pennsylvania, which is approximately 50 miles west of the Company's corporate headquarters in Jamestown, New York. The first phase of this expansion, approximately 500,000 square feet, replaced the Company's leased distribution and warehouse facility in Saybrook, Ohio in April 1996. The second phase of the expansion program, consisting of an approximate 500,000 square foot facility, became operational in 1997. During 1998, construction began on a new approximately 80,000 square foot automated material handling system. Additional manufacturing capacity, incorporating newly developed advanced technology, will be added incrementally to this facility as demand requires.

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

     In the first quarter of 1997, the Company formed a wholly-owned German subsidiary, Bush-Viotechnik GmbH ("Bush-Viotechnik"), to service the global market for advanced "surface technologies" in diverse applications. These applications include products associated with the furniture, automotive, electronics, building and construction industries. Bush-Viotechnik has developed an advanced surface technology manufacturing line which is installed in the Company's Erie, Pennsylvania facility.

     On June 30, 1997, the Company acquired a 51% interest in the Rohr Gruppe, a German furniture manufacturer. The Rohr Gruppe consisted of limited partnerships and corporate entities, which were reorganized into a limited partnership prior to the Company's acquisition, which name was subsequently changed to Rohr-Bush GmbH & Co. ("Rohr-Bush").

     On April 22, 1998, the Company acquired all of the issued and outstanding stock of Fournier Furniture, Inc. ("Fournier"), a Virginia based manufacturer of RTA furniture.

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

     The objective of Bush-Viotechnik is to service the global market for advanced "surface technologies" in diverse applications, including the furniture, automotive, electronics, building and construction industries. Bush-Viotechnik has developed an advanced surface technology manufacturing line that is installed in the Company's Erie, Pennsylvania facility. The formation of Bush-Viotechnik complements the Company's acquisition of ColorWorks.

MARKETING AND DISTRIBUTION

     The Company's furniture products, inclusive of Rohr-Bush, are marketed to a variety of retailers for sale to both business and consumer end-users. The Company's customers include national chains, electronic and computer superstores, catalog showrooms, discount mass merchants, warehouse clubs, office supply superstores, office furniture retailers, home furnishings retailers, department stores, home improvement centers, furniture stores, buying groups in Germany, and independent wholesale distributors. The Company's furniture products, inclusive of Rohr-Bush, are sold both through independent manufacturers' representatives and directly by the Company's sales personnel. The Company's furniture products, inclusive of Rohr-Bush, are currently sold to approximately 3,100 customers, and the Company estimates that its products are currently carried in approximately 20,000 retail outlets.

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

CUSTOMERS

     For the fiscal year ended January 2, 1999, the Company had two customers which accounted for approximately 15% and 11% of the Company's total gross sales. No other single customer accounted for more than 10% of the Company's total gross sales for the fiscal year ended January 2, 1999. While the loss of any substantial customer could have a material short-term impact on the Company's business, the Company believes that its diverse furniture distribution channels would minimize the long-term impact of any such loss.

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

COMPETITION

     The Company believes that, based on information reported in furniture trade publications, it is the second largest United States-based manufacturer of RTA furniture products (based on consolidated world wide sales) and that Rohr-Bush is the eighth largest furniture manufacturer in Germany (excluding kitchen cabinets and upholstered furniture). The furniture market is highly competitive, and includes numerous entities, some of which may have substantially greater financial and marketing resources than the Company. The Company believes that the principal competitive factors in the furniture industry marketplace are price, quality, function, innovative product design, style, prompt delivery, and the ability to offer customers a full product line. The Company's varied product line is designed based on the foregoing factors to achieve customer satisfaction and, accordingly, the Company believes that its products effectively compete in such marketplace.

ENVIRONMENTAL COMPLIANCE

     Environmental aspects of the Company's business are regulated primarily by federal and state laws and by the ordinances of the localities where the Company's facilities are located. See Item 3, "Legal Proceedings", for additional information regarding environmental compliance.

EMPLOYEES

     As of the 1998 fiscal year end, the Company employed a total of approximately 4,100 employees. Since Rohr-Bush is an active member of the German employers' association for the wood and plastics processing industry, it is governed by the collective bargaining agreements for this industry. There are no other collective bargaining agreements covering any of the Company's employees. The Company believes it has good employee relations.


(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
    ----------------------------------------------------------------------------

     For the 1998 fiscal year ended January 2, 1999, the Company generated domestic sales of approximately $313,908,000 (or approximately 75.9% of total sales) and foreign sales of approximately $99,619,000 (or approximately 24.1% of total sales). Of the total foreign sales, approximately $14,288,000 (or approximately 3.5% of total sales) represented products exported by the Company from the United States. For the 1997 fiscal year ended January 3, 1998 and the

1996 fiscal year ended December 28, 1996, the Company generated domestic sales of approximately $283,019,000 and $245,158,000, respectively (or approximately 87.0% of total sales for the 1997 fiscal year and approximately 95.6% of total sales for the 1996 fiscal year). Foreign sales for the fiscal years ended January 3, 1998 and December 28, 1996, respectively, were approximately $42,270,000 and $11,174,000 (or approximately 13.0% of total sales for the 1997 fiscal year and approximately 4.4% of total sales for the 1996 fiscal year). Of such total foreign sales, approximately $16,960,000 and $11,174,000 represented products exported by the Company from the United States for the fiscal years ended January 3, 1998 and December 28, 1996, respectively (or approximately 5.2% for the 1997 fiscal year and 4.4% for the 1996 fiscal year).

ITEM 2.  PROPERTIES
-------  ----------

     The following table summarizes the Company's existing facilities as of March 1, 1999:


                                                       Approximate
Principal Character and                                     Square  Owned/Leased
use of Property                   Location                 Footage  (Lease Expiration Date)
-----------------------           --------             -----------  -----------------------
Manufacturing and warehouse
facility                          Erie, PA               1,115,000  Owned (1)

Manufacturing, warehouse and
office facilities                 Mastholte, Germany       974,000  Owned

Manufacturing and warehouse       Allen Street
facility                          Jamestown, NY            450,000  Owned

Manufacturing, warehouse and      Mason Drive
corporate office facilities       Jamestown, NY            440,000  Owned (2)

Manufacturing and
warehouse facility                St. Paul, VA             285,000  Owned

Manufacturing facility            Mantinghausen, Germany   208,000  Owned

Manufacturing and warehouse       Tiffany Street
facility                          Jamestown, NY            145,000  Owned (2)

Manufacturing facility            Tijuana, Mexico          135,000  Leased (September 2002)

Warehouse facility                Jamestown, NY            100,000  Leased (December 1999)

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

Manufacturing facility            Rutherfordton, NC         26,000  Owned

Showroom                          High Point, NC            13,000  Leased (April 2002)

Regional service center           Erie, PA                   8,000  Leased (June 2001)

Regional service center           Oxnard, CA                 8,000  Leased (July 2001)

Sales office and
design studio                     Ft. Myers, FL              5,000  Leased (February 2002)

-------------------------
(1) Legal title to the facility is in EIDCO, Inc. in accordance with the terms of low interest financing being provided by the Commonwealth of Pennsylvania.

(2) Legal title to the facility is in the County of Chautauqua Industrial Development Agency in accordance with the terms of financing for the facility.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     In November 1995, the Company was notified by the New York State Department of Environmental Conservation ("DEC") of an alleged violation of a certain environmental regulation concerning the presence of contaminates in the groundwater, including trichloroethene ("TCE"), beneath the Company's property located in Little Valley, New York. Based on available data, the Company believes there is no conclusive evidence its property is the source of such contamination, nor has the Company ever used TCE in its manufacturing operations. The Company has proposed to the DEC, in a "Subsurface Investigation Work Plan", certain monitoring and testing procedures to be undertaken by the Company to obtain more reliable data as to the source of the TCE contamination. Such Work Plan, if acceptable to the DEC, may form the basis of an Order On Consent with the DEC with respect to those measures to be undertaken by the Company. As of the date hereof, the DEC and the Company are working towards an acceptable Work Plan and Order on Consent. On June 17, 1996, an approximate five-mile long area in Little Valley, New York was added to the federal Superfund national priorities list, and with respect thereto, the Company is not aware of any potentially responsible parties having been identified as of the date hereof. In December 1996, the Company responded to a request for information from the United States Environmental Protection Agency (the "EPA"), relating to the Company's Little Valley, New York property. No assurance can be given that the Company's response will be sufficient for the EPA, or that the EPA will not pursue further inquiries. Although no assurance can be given, the Company believes that its financial statements will not be materially adversely affected by the foregoing.

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

     As of January 2, 1999, the Company is a party to various other legal proceedings arising in the ordinary course of business. The Company believes that these pending actions would not materially adversely affect the Company's financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended January 2, 1999.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -----------------------------------------------------------------
         MATTERS
         -------

     (a) Market Information. The Company's Class A Common Stock is traded on the
         -------------------
New York Stock Exchange. The Company's Class B Common Stock is not publicly traded.

     The following table sets forth the high and low sales prices of the Company's Class A Common Stock, as reported on the New York Stock Exchange for the periods indicated:

Quarter                                           High                Low
--------------------------------                 ------             ------

January 1, 1997 - March 31, 1997                 $22.38             $17.25
April 1, 1997 - June 30, 1997                    $24.88             $18.88
July 1, 1997 - September 30, 1997                $28.38             $23.38
October 1, 1997 - December 31, 1997              $28.25             $23.50

January 1, 1998 - March 31, 1998                 $29.31             $24.13
April 1, 1998 - June 30, 1998                    $30.63             $21.75
July 1, 1998 - September 30, 1998                $23.25             $13.63
October 1, 1998 - December 31, 1998              $18.25             $12.00

     (b) Holders. As of March 1, 1999, the number of holders of record of the
         -------
Company's Class A Common Stock was approximately 445. The Company believes that there are approximately an additional 2,400 holders who own shares of the Company's Class A Common Stock in street name. As of the same date, there were approximately 13 holders of record of the Company's Class B Common Stock.

     (c) Dividends. The Company instituted a quarterly cash dividend for holders
         ---------
of Class A and Class B Common Stock during the fourth quarter of 1992. Dividends have been declared and paid for each succeeding quarter. The Company declared cash dividends of $0.035 per share for each of the four quarters of 1997. The Company increased the quarterly cash dividend from $0.035 to $0.05 per share effective with the May 1998 dividend payment.

     The determination as to the payment and the amount of future cash dividends will depend upon the Company's then current financial condition, capital requirements, results of operations and other factors deemed relevant by the Company's Board of Directors. In addition, a certain loan agreement to which the Company is a party limits the amount of cash dividends that the Company can declare, and also imposes certain conditions with respect thereto. The Company's Certificate of Incorporation, as amended, also provides that any dividends paid on Class A Common Stock must be at least equal to the dividends paid on the Company's Class B Common Stock on a per share basis. Moreover, no dividend may be paid to Class B stockholders without first being paid to Class A stockholders.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

     The following selected financial data of the Company for the 1994 through 1998 fiscal years has been derived from the Consolidated Financial Statements of the Company. This selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                 (In Thousands, except share and per share data)
                                                 -----------------------------------------------
                                         1998          1997          1996          1995          1994
                                     -----------   -----------   -----------   -----------   -----------
Earnings Data (1)
----------------------------------

Net Sales ........................   $   413,527   $   325,289   $   256,332   $   220,014   $   213,216
Earnings Before
Income Taxes .....................   $    18,361   $    34,978   $    29,344   $    20,744   $    19,842
Net Earnings .....................   $    11,482   $    22,120   $    18,487   $    12,550   $    12,004
Earnings Per Share
  Basic ..........................   $      0.83   $      1.64   $      1.42   $      0.95   $      0.91
  Diluted ........................   $      0.78   $      1.52   $      1.31   $      0.95   $      0.86

Number of Weighted Average Class A
and Class B Shares Outstanding
  Basic ..........................    13,824,331    13,464,479    13,064,736    13,147,451    13,236,141
  Diluted ........................    14,747,523    14,523,356    14,073,381    13,270,544    14,012,070

Balance Sheet Data
----------------------------------

Working Capital ..................   $    40,046   $    28,111   $    28,213   $    24,018   $    34,421
Total Assets .....................   $   329,130   $   243,778   $   152,464   $   102,606   $   100,958
Long-term Debt ...................   $   121,054   $    56,955   $    36,339   $    15,031   $    16,774
Stockholders' Equity .............   $   123,619   $   112,430   $    84,317   $    59,113   $    52,265

-------------------------------------
(1) Effective for the year ended January 3, 1998, the Company adopted SFAS No. 128, "Earnings per Share". In accordance with SFAS No. 128, the basic and diluted EPS and weighted average shares outstanding have been restated for all periods presented. Earnings per share and the number of weighted average Class A and Class B Shares of Common Stock outstanding have been adjusted to reflect the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on June 28, 1996 to stockholders of record as of June 14, 1996, and the 5-for-4 stock split effectuated in the form of a twenty-five percent dividend paid on January 20, 1995 to stockholders of record as of January 6, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------
General
     The domestic ready-to-assemble ("RTA") furniture market has experienced significant growth over the past several years and has emerged as a key component of the overall U.S. home and office furnishings industry. The growing popularity and acceptance of RTA furniture products at both the retail and consumer levels are the result, in the opinion of the Company, of basic structural changes in the retail channels of distribution and increased demand engendered by fundamental demographic trends.

     In recent years, the Company has committed substantial resources to the development and implementation of a diversified sales, marketing, and product strategy in order to capitalize on growth opportunities presented by emerging retail channels of distribution and changes in consumer demographics and preferences. Accordingly, the Company has structured its business to offer a wide variety of RTA furniture products through increasingly popular retail distribution channels, including electronics superstores, office superstores, discount mass merchants, home improvement centers and home furnishings retailers. The Company continues to strive towards building long-term relationships with quality retailers in existing and emerging high-growth distribution channels to develop and sustain its future growth.

     In 1998, the Company was involved in advancing several strategic business initiatives, including integration of the newly acquired Virginia facility (Fournier), the launching of new surface technology, a facility expansion to automate the warehouse operation at the Erie, Pennsylvania facility, the adaptation of Rohr-Bush manufacturing and the nationwide roll-out of a delivery and assembly operation. The Company is continually monitoring these initiatives in an effort to reduce costs and enhance profitability.

     On April 22, 1998, the Company acquired all of the issued and outstanding stock of Fournier Furniture, Inc. ("Fournier"), a Virginia based manufacturer of RTA furniture, for a purchase price of $7.0 million in cash. Substantially all of Fournier's debt that existed on April 22, 1998 has been repaid utilizing the Company's existing credit facility. The acquisition of Fournier has been accounted for using the purchase method of accounting and accordingly, the operating results of Fournier have been included in the consolidated financial statements of the Company from the date of acquisition.

     On June 30, 1997, the Company acquired a 51% interest in the Rohr Gruppe, a German furniture manufacturer. The Rohr Gruppe consisted of limited partnerships and corporate entities, which were reorganized prior to the Company's acquisition into a limited partnership, which name was subsequently changed to Rohr-Bush GmbH & Co. ("Rohr-Bush").

     In the first quarter of 1997, the Company formed a wholly-owned German subsidiary, Bush-Viotechnik GmbH ("Bush-Viotechnik"), to service the global market for advanced "surface technologies" in diverse applications. These applications include products associated with the furniture, automotive, electronics, building and construction industries. Bush-Viotechnik has developed an advanced surface technology manufacturing line which is completed and installed in the Company's Erie, Pennsylvania facility.

     As described below, the Company is actively addressing its ability to resolve any potential Year 2000 issues. The Year 2000 issue is the result of computer software programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs, computer hardware or equipment that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculation.

     The Company has appointed a Year 2000 Corporate Compliance Team, which has prepared an international compliance program and work plan for the Company and is responsible for coordinating and inspecting compliance activities. The Company's plan to resolve the Year 2000 issue includes five major phases. First, in the inventory phase, all resources are inventoried to identify those that have any type of software or hardware Year 2000 issues. Second, in the assessment phase, all inventoried items are assessed to confirm that a Year 2000 related issue is present and the extent of remediation required. Third, in the strategy phase, a remediation strategy is created to ensure substantial completion of upgrades for critical systems by the middle of calendar 1999. Fourth, in the conversion / upgrade phase, upgrades are performed on all items identified in the inventory and assessment phases. Finally, in the testing phase, all upgraded items are tested to verify Year 2000 readiness.

     The Company has substantially completed the inventory, assessment and strategy phases for both information technology ("IT") and non-IT systems. As of March 1, 1999, the conversion / upgrade and testing phases of IT systems was approximately 60% complete and is targeted to be completed by the middle of 1999. For non-IT systems, the Company is dependent on equipment manufacturers to supply the upgrades required to remediate Year 2000 issues. As of March 1, 1999, the conversion / upgrade and testing phases for non-IT systems was approximately 60% complete and is targeted to be completed by the middle of 1999.

     Part of the Company's initial assessment phase included a detailed Year 2000 questionnaire sent to all active vendors and customers. This questionnaire included questions on products, services, IT and non-IT systems. As of March 1, 1999, the Company had received responses from approximately 75% of those questioned. The Company is following up the questionnaires, where necessary, to ensure Year 2000 compliance and uninterrupted services and supplies to the Company.

     The Company utilizes both internal and external resources to address the Year 2000 issue. The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal IT personnel. Certain mainframe computer software upgrades necessary to become Year 2000 compliant will be not be an incremental expense, as the software upgrade is provided as part of the Company's software maintenance agreement. The total cost of the Year 2000 project, excluding the above items, is estimated to be less than $500,000.

     The Company presently believes it has an effective plan in place to anticipate and resolve any material potential Year 2000 issues in a timely manner. In the event, however, that the Company does not properly identify Year 2000 issues or complete the conversion / upgrade phase and testing phase of its systems on a timely basis with respect to the Year 2000 issues that are identified, there can be no assurance that Year 2000 issues will not materially and adversely affect the Company's results of operations or relationships with third parties. In addition, disruptions in the economy generally resulting from Year 2000 issues also could materially and adversely affect the Company. The amount of potential liability and lost revenue that would be reasonably likely to result from the failure by the Company and certain key third parties to achieve Year 2000 compliance on a timely basis cannot be reasonably estimated at this time.

     The Company is developing a contingency plan for Year 2000 issues and expects to have it in place by October 31, 1999. In addition, the Company is forming a rapid response team as part of its IT group that will respond to any operational problems during the Year 2000 date change period.

     During the first quarter of 1999 the Company commenced a review of certain aspects of its operations to reduce costs and increase its efficiencies and intends to initiate a restructuring plan before the end of the quarter. Although the final details of the plan are still being formulated, the restructuring plan will impact manufacturing and selling, general and administrative costs in European as well as domestic operations. The Company expects to incur severance and related restructuring charges of approximately seven to eleven million pre tax dollars as the result of its re-evaluation of certain operations and costs.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity", which is required to be adopted by the Company in 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined the effect SFAS No. 133 will have, if any, on the Company's consolidated financial position, results of operations or cash flows.

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

Results of Operations
     The following table shows the approximate percentage of certain items included in the Consolidated Statements of Earnings relative to net sales for the fiscal years indicated:

                                                    Percentage of Net Sales
                                                 ----------------------------
                                                   1998      1997      1996
                                                   ----      ----      ----
Net Sales                                         100.0%    100.0%    100.0%
Cost of Sales                                      72.8%     70.2%     68.8%
                                                  -----     -----     -----
     Gross Profit                                  27.2%     29.8%     31.2%

Selling, General and Administrative Expenses       21.3%     17.9%     18.9%
                                                  -----     -----     -----
     Operating Income                               5.9%     11.9%     12.3%

Interest Expense                                    1.4%      1.1%      0.8%
                                                  -----     -----     -----
Earnings Before Income Taxes                        4.5%     10.8%     11.5%

Income Taxes                                        1.7%      4.0%      4.3%
                                                  -----     -----     -----
     Net Earnings                                   2.8%      6.8%      7.2%
                                                  =====     =====     =====

     The following paragraphs provide an analysis of the changes in net sales, selected cost and expense items, and earnings for fiscal years 1996 through 1998.

RESULTS OF OPERATIONS: FISCAL 1998 COMPARED TO FISCAL 1997

     The Company's net sales for the 1998 fiscal year compared to the 1997 fiscal year increased $88,238,000, or approximately 27.1%, to $413,527,000. The increase in net sales was attributable to the inclusion of a full year of sales from the Company's majority owned German subsidiary, Rohr-Bush (only four months of Rohr-Bush sales were included in fiscal year 1997) and good sales momentum at the retail level. Revenues were, however, negatively impacted by new product introduction delays which occurred as a result of the assignment of substantial internal resources to advance recent strategic business initiatives. These initiatives include the integration of the newly acquired Virginia facility (Fournier), the launching of new surface technology, a facility expansion to automate the warehouse operation at the Erie facility, the adaptation of Rohr-Bush manufacturing and the nationwide roll-out of a delivery and assembly operation.

     The cost of sales increased by $72,627,000 in 1998 primarily as a result of higher sales volumes. The cost of sales as an approximate percentage of net sales increased by 2.6% from 70.2% in 1997 to 72.8% in 1998. Higher cost of sales as a percentage of net sales was primarily the result of increased costs associated with the business initiatives described above.

     For 1998, selling, general and administrative expenses increased by $29,873,000 compared to 1997. The increase in selling, general and administrative expenses was primarily due to the inclusion of a full year of Rohr-Bush and approximately eight months of Fournier in the Company's consolidated financial statements, the costs associated with the business initiatives described above, increased variable selling expenses (such as commissions, marketing and promotional incentives), and other administrative costs associated with the Company's higher sales volumes. Selling, general and administrative expenses increased as an approximate percentage of net sales from 17.9% in 1997 to 21.3% in 1998.

     Interest expense increased to $5,897,000 in 1998 (or approximately 1.4% of net sales) from $3,542,000 in 1997 (or approximately 1.1% of net sales). The increase in interest expense was primarily due to an increase in average debt related to the Company's capital expenditures, inventory growth and acquisitions. The Company's overall effective federal, state and local tax rate increased from 36.8% in 1997 to 37.5% in 1998. The exercise of stock options during 1998 resulted in a tax benefit amounting to $1,011,000, which has been credited directly to paid-in capital and is not reflected in 1998's provision for taxes.

     For 1998, the Company generated net earnings after taxes of $11,482,000 (or $0.83 basic earnings per share and $.78 diluted earnings per share), as compared to $22,120,000 (or $1.64 basic earnings per share and $1.52 diluted earnings per share) for 1997. This was an approximate 48.1% decrease in net earnings. The decrease in net earnings is primarily due to increased costs associated with the business initiatives described above.

RESULTS OF OPERATIONS: FISCAL 1997 COMPARED TO FISCAL 1996

     The Company's net sales for the 1997 fiscal year compared to the 1996 fiscal year increased $68,957,000, or approximately 26.9%, to $325,289,000. The increase in net sales was attributable to the inclusion of $25,310,000 of Rohr-Bush sales in the consolidated financial statements, the growing domestic market acceptance for ready-to-assemble furniture products at both the retail and consumer levels and to strong domestic sales in the office superstore and consumer electronics distribution channels.

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

     For 1997, the Company generated net earnings after taxes of $22,120,000 (or $1.64 basic earnings per share and $1.52 diluted earnings per share), as compared to $18,487,000 (or $1.42 basic earnings per share and $1.31 diluted earnings per share) for 1996. This was an approximate 19.7% increase in net earnings. The increase in net earnings is primarily due to increased sales.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at fiscal year end 1998 increased by $11,935,000 over fiscal year end 1997. Such increased working capital was primarily due to an increase in inventory partially offset by an increase in accounts payable. Total assets at fiscal year end 1998 increased $85,352,000 over fiscal year end 1997, primarily as a result of an increase in net property, plant and equipment, inventory and other assets. Additional inventory was put in place primarily to enable the Company to improve its serviceability to its customers. In addition, total liabilities at fiscal year end 1998 increased $74,163,000 over fiscal year end 1997, due primarily to an increase in long-term debt and accounts payable. The increase in long-term debt was primarily a result of the Company's capital expenditures, inventory growth and the acquisition of Fournier. Capital expenditures for fiscal 1998 included the cost of the additional equipment purchased to increase serviceability to its customers and the previously mentioned initiatives, including the integration of Fournier, the development of new surface technology equipment, a facility expansion to automate the warehouse operation at the Erie, Pennsylvania facility, and the adaptation of Rohr-Bush manufacturing. In order to maximize cash flow the Company's accounts payable increased. Total assets, including property, plant and equipment and other assets, and total liabilities were all impacted as the result of the inclusion of the Fournier acquisition in the Company's financial statements.

     During 1998, the Company paid $7,000,000 for the purchase of Fournier and $48,182,000 on capital expenditures company wide, which were financed primarily with increased debt. Capital expenditures in 1999 are currently forecasted to be approximately $30 million, which includes the completion of the automation of the warehouse operation at the Erie, Pennsylvania facility. The cash dividend for the first quarter of 1998 was $0.035 per share. The Company increased the quarterly cash dividend from $0.035 to $0.05 per share effective with the May 1998 dividend payment.

     The Company entered into a first amendment, dated as of August 17, 1998 to its existing credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. The amendment modified the amount of money the Company can borrow from an aggregate $155,000,000 to an aggregate $175,000,000. In addition, the term of the credit facility was extended until June 30, 2003, certain covenants were amended, and borrowings were permitted under the anticipated single currency of participating member states of the European Union (the Euro). The Company entered into a second amendment, dated as of December 31, 1998 to its existing credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. This amendment modifies both the allowable consolidated leverage ratio and the allowable consolidated cash flow coverage ratio. In addition, the pricing grid was modified primarily to reflect the newly permitted ratios.

     The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. A balloon payment of the then remaining principal and accrued interest is due on the termination date of the loan. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.5% to 2.00%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $175,000,000 maximum amount of borrowing permitted under the credit facility.

     The line of credit agreement provides for achieving certain consolidated cash flow coverage and leverage ratios, prescribes minimum consolidated net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all of these requirements. In addition, the credit agreement limits the amount of cash dividends that the Company can declare, and also imposes certain conditions with respect thereto.

     Inflation affects the Company's business principally in the form of cost increases from materials and wages. Historically, the Company has generally been able to offset these cost increases by improved productivity, cost and waste reduction, more effective purchasing practices, and to a lesser extent, price increases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------  -----------------------------------------------------------

     Not Applicable

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

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

     The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 13, 1999, under the caption, "Election of Directors", to be filed by the Registrant.


ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

     The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 13, 1999, under the caption, "Executive Compensation", to be filed by the Registrant.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

     The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 13, 1999, under the caption, "Security Ownership of Management and Principal Stockholders", to be filed by the Registrant.


ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
-------- ---------------------------------------------

     The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 13, 1999, under the caption "Certain Transactions", to be filed by the Registrant.

                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------- ----------------------------------------------------------------

(A) The consolidated balance sheets as of January 2, 1999 and January 3, 1998 and the related consolidated statements of earnings, stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended January 2, 1999 are filed as part of this report:

(1)  Financial Statements                                                Page
     --------------------                                                ----

Independent Auditors' Report..............................................F-1
Consolidated Balance Sheets...............................................F-2
Consolidated Statements of Earnings.......................................F-3
Consolidated Statements of Stockholders' Equity...........................F-4
Consolidated Statements of Cash Flows.....................................F-5
Notes to Consolidated Financial Statements................................F-6

(2)  Consolidated Financial Statement Schedules
     ------------------------------------------

Schedule II - Valuation and Qualifying Accounts...........................S-1

     All other schedules are omitted because they are not applicable, or not required because the required information is included in the Consolidated Financial Statements or notes thereto.

(3)  Exhibits
     --------

3.1  Certificate of Incorporation. (1)

3.2  Amendment to Certificate of Incorporation, dated June 30, 1994. (6)

3.3  Amendment to Certificate of Incorporation, dated July 9, 1993. (4)

3.4  By-Laws. (1)

3.5  Amendment to By-Laws, dated March 9, 1998.

10.1 The Registrant's 1985 Stock Plan, as amended. (4)

10.2 The Registrant's 1985 Incentive Stock Option Plan, as amended. (4)

10.3 Lease Agreement between County of Chautauqua Industrial Development Agency and the Registrant dated January 1, 1990. (2)

10.4 Employment Agreement between the Registrant and Paul S. Bush dated July 29, 1992, as amended. (3)

10.5 Employment Agreement between the Registrant and Robert L. Ayres dated July 29, 1992, as amended. (3)

10.6 Employment Agreement between the Registrant and Lewis H. Aronson dated July 29, 1992, as amended. (3)

10.7 Employment Agreement between the Registrant and David G. Messinger dated July 29, 1992, as amended. (3)

10.8 Second Supplemental Indenture of Trust between the County of Chautauqua Industrial Development Agency and the Trustee, with the consent of Marine Midland Bank, N.A., Mellon Bank, N.A. and the Registrant dated June 23, 1992. (3)

10.9 Split Dollar Insurance Agreements between the Registrant and Paul Bush dated November 1, 1990 and March 15, 1991 and related Collateral Assignment Agreements of same dates. (3)

10.10 Split Dollar Insurance Agreement between the Registrant and Robert L. Ayres dated December 19, 1991 and related Collateral Assignment Agreement.
      (3)

10.11 Performance Bonus Plan. (5)

10.12 The Registrant's 1995 Stock Plan. (7)

10.13 Stock Redemption Agreement between the Registrant and Paul S. Bush dated July 10, 1997. (8)

10.14 Credit Agreement, dated as of June 26, 1997, by and among the Registrant, as Borrower, the Lenders party thereto from time to time, The Chase Manhattan Bank as administrative agent and Mellon Bank, N.A., as co-agent.
      (8)

10.15 First Amendment, dated as of August 17, 1998, to the Credit and Guarantee Agreement dated as of June 26, 1997. (9)

10.16 Second Amendment, dated as of December 31, 1998, to the Credit and Guarantee Agreement dated as of June 26, 1997. (10)

21.1  List of Subsidiaries of Registrant.

23.1  Consent of Deloitte & Touche LLP, independent public auditors.

--------------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 dated March 14, 1985 (File No. 2-96428).

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1989.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

(5) Incorporated by reference to the Registrant's definitive Proxy Statement, dated May 16, 1994.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(7) Incorporated by reference to the Registrant's definitive Proxy Statement, dated March 29, 1995.

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed September 10, 1997.

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed September 14, 1998.

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed March 10, 1999.


(B)  Reports on Form 8-K.
     --------------------
     During the first quarter of fiscal year 1999, an 8-K was filed on March 10, 1999 regarding an amendment to the Company's existing credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                REGISTRANT:

                                                BUSH INDUSTRIES, INC.


March 18, 1999                                  By /s/ Paul S. Bush
                                                   ---------------------------
                                                   Paul S. Bush, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                 TITLE                             DATE
       ---------                 -----                             ----

/s/ Paul S. Bush
-----------------------
Paul S. Bush              President, Chief
                          Executive Officer, and
                          Chairman of the Board
                          of Directors                         March 18, 1999


/s/ Robert L. Ayres
-----------------------
Robert L. Ayres           Executive Vice President,
                          Chief Operating Officer,
                          Chief Financial Officer,
                          and Director                         March 18, 1999


/s/ Lewis H. Aronson
-----------------------
Lewis H. Aronson          Senior Vice President of
                          Operations,
                          and Director                         March 18, 1999

/s/ Douglas S. Bush
-----------------------
Douglas S. Bush           Vice President of
                          Merchandising and
                          Director                             March 18, 1999


/s/ Gregory P. Bush
-----------------------
Gregory P. Bush           Vice President of
                          Furniture Research and
                          Development and Advanced
                          Systems Technology
                          and Director                         March 18, 1999


/s/ Donald F. Hauck
-----------------------
Donald F. Hauck           Senior Vice President
                          and Director                         March 18, 1999


/s/ David G. Messinger
-----------------------
David G. Messinger        Senior Vice President of
                          Sales and Marketing and
                          Director                             March 18, 1999


/s/ Paul A. Benke
-----------------------
Paul A. Benke             Director                             March 18, 1999


/s/ Jerald D. Bidlack
-----------------------
Jerald D. Bidlack         Director                             March 18, 1999


/s/ David G. Dawson
-----------------------
David G. Dawson           Director                             March 18, 1999


/s/ Robert E. Hallagan
-----------------------
Robert E. Hallagan        Director                             March 18, 1999

Schedule II


                                                    VALUATION AND QUALIFYING ACCOUNTS
                                                              (In Thousands)
                                     Col. B
                                    Balance at                                                           Col. D           Col. E
Col. A                              Beginning                        Col. C                            Deductions-     Balance at
Description                         of Period                       Additions                          Describe(1)    End of Period
                                                 -------------------------------------------------
                                                                                  Charged to
                                                      Charged to                Other Accounts-
                                                   Costs & Expenses                Describe


Allowance for doubtful accounts


Fiscal 1998                         $1,329             $  834                      $394   (2)            $652           $1,905


Fiscal 1997                          2,036                 90                         0                   797            1,329


Fiscal 1996                          1,011              1,022                         0                    (3)           2,036




(1)  Accounts written off, net of collections on accounts receivable previously written off

(2)  Business acquisition during 1998


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bush Industries, Inc.
Jamestown, New York

We have audited the accompanying consolidated balance sheets of Bush Industries, Inc. and Subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 (A)
(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bush Industries, Inc. and Subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Buffalo, New York

February 12, 1999

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 2, 1999 AND JANUARY 3, 1998
------------------------------------------------------------------------------------------------------------
                                                                                        (In Thousands)
ASSETS                                                                              1998              1997

CURRENT ASSETS:
  Cash and cash equivalents                                                       $  2,236          $  3,399
  Accounts receivable (less allowance for doubtful accounts of $1,905,000
    on January 2, 1999 and $1,329,000 on January 3, 1998)                           39,714            40,387
  Inventories                                                                       61,629            31,822
  Prepaid expenses and other current assets                                          6,182             9,909
                                                                                  --------          --------
          Total current assets                                                     109,761            85,517

PROPERTY, PLANT AND EQUIPMENT, NET                                                 191,218           142,710

OTHER ASSETS                                                                        28,151            15,551
                                                                                  --------          --------

TOTAL ASSETS                                                                      $329,130          $243,778
                                                                                  ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $ 36,198          $ 22,940
  Income taxes                                                                         107                 0
  Other accrued liabilities                                                         32,703            33,748
  Current portion of long-term debt                                                    707               718
                                                                                  --------          --------
          Total current liabilities                                                 69,715            57,406

DEFERRED INCOME TAXES                                                                5,998             8,976
OTHER LONG-TERM LIABILITIES                                                          8,744             8,011
LONG-TERM DEBT                                                                     121,054            56,955
                                                                                  --------          --------
          Total liabilities                                                        205,511           131,348
                                                                                  --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock - Class A                                                             1,054             1,023
  Common Stock - Class B                                                               340               356
  Paid-in capital                                                                   20,656            18,276
  Retained earnings                                                                102,629            93,708
  Accumulated other comprehensive loss                                                (264)             (137)
                                                                                  --------          --------
          Subtotal                                                                 124,415           113,226
  Less treasury stock                                                                 (796)             (796)
                                                                                  --------          --------
          Total stockholders' equity                                               123,619           112,430
                                                                                  --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $329,130          $243,778
                                                                                  ========          ========


See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998 AND DECEMBER 28, 1996

------------------------------------------------------------------------------------------------------------------------------------


                                                              (In Thousands, except share and per share data)

                                                                1998                1997                1996
                                                             (52 Weeks)          (53 Weeks)          (52 Weeks)
NET SALES                                                   $   413,527         $   325,289         $   256,332

COSTS AND EXPENSES:
  Cost of sales                                                 301,132             228,505             176,378
  Selling, general and administrative                            88,137              58,264              48,479
  Interest expense                                                5,897               3,542               2,131
                                                            -----------         -----------         -----------
                                                                395,166             290,311             226,988

EARNINGS BEFORE INCOME TAXES                                     18,361              34,978              29,344

INCOME TAXES                                                      6,879              12,858              10,857
                                                            -----------         -----------         -----------

NET EARNINGS                                                $    11,482         $    22,120         $    18,487
                                                            ===========         ===========         ===========

EARNINGS PER SHARE
  Basic                                                     $      0.83         $      1.64         $      1.42
  Diluted                                                   $      0.78         $      1.52         $      1.31

WEIGHTED AVERAGE SHARES
 OUTSTANDING
  Basic                                                      13,824,331          13,464,479          13,064,736
  Diluted                                                    14,747,523          14,523,356          14,073,381

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998 AND DECEMBER 28, 1996
--------------------------------------------------------------------------------

                                                                             (In Thousands, except share data)

                                                                   Common Stock - Par Value $.10
                                                        ------------------------------------------------------
                                                                Class A                         Class B          Paid-in
                                                        -------------------------      ----------------------
                                                           Shares         Amount           Shares      Amount    Capital

BALANCE, DECEMBER 30, 1995                                    6,294,168    $  629         2,570,247      $257     $ 7,146
  Purchase of treasury stock                                          -         -                 -         -           -
  Issuance of shares for acquisition                                  -         -                 -         -       3,075
  Three-for-two stock split                                   3,146,952       315         1,285,118       129        (444)
  Exercise of stock options                                     209,601        21                 -         -       1,762
  Tax benefit from exercise of stock options                          -         -                 -         -         772
  Dividends declared                                                  -         -                 -         -           -
  Net earnings (comprehensive income)                                 -         -                 -         -           -
                                                             ----------    ------         ---------    ------     -------

BALANCE, DECEMBER 28, 1996                                    9,650,721       965         3,855,365       386      12,311
  Issuance of shares to pay loan                                      -         -                 -         -         171
  Issuance of shares for acquisition                                  -         -                 -         -       1,456
  Issuance of shares for patent rights                                -         -                 -         -         308
  Conversion of Class B stock to Class A                        300,000        30          (300,000)      (30)          -
  Exercise of stock options                                     278,755        28                 -         -       2,467
  Tax benefit from exercise of stock options                          -         -                 -         -       1,563
  Dividends declared                                                  -         -                 -         -           -

  Comprehensive income:
   Net earnings                                                       -         -                 -         -           -
   Other comprehensive income:
    Foreign currency translation                                      -         -                 -         -           -
                                                                 ------     ------         ---------    ------     -------
       Total comprehensive income

  BALANCE, JANUARY 3, 1998                                   10,229,476     1,023         3,555,365       356      18,276
    Conversion of Class B stock to Class A                      160,000        16          (160,000)      (16)          -
    Exercise of stock options                                   155,362        15                 -         -       1,369
    Tax benefit from exercise of stock options                        -         -                 -         -       1,011
    Dividends declared                                                -         -                 -         -           -

  Comprehensive income:
    Net earnings                                                      -         -                 -         -           -
    Other comprehensive income:
      Foreign currency translation                                    -         -                 -         -           -
      Minimum pension liability                                       -         -                 -         -           -
                                                             ----------    ------         ---------    ------     -------
       Total comprehensive income

BALANCE, JANUARY 2, 1999                                     10,544,838    $1,054         3,395,365      $340     $20,656
                                                             ==========    ======         =========    ======     =======


                                                                               (In Thousands, except share data)
                                                                                      Accumulated
                                                                                         Other
                                                     Retained       Comprehensive    Comprehensive          Treasury Stock
                                                                                                         ----------------------
                                                     Earnings           Income           Loss              Shares        Amount

BALANCE, DECEMBER 30, 1995                           $ 56,341                           $   0              320,000    $ 5,260
  Purchase of treasury stock                                -                               -               83,032      1,488
  Issuance of shares for acquisition                        -                               -             (338,067)    (3,927)
  Three-for-two stock split                                 -                               -              160,000          -
  Exercise of stock options                                 -                               -                    -          -
  Tax benefit from exercise of stock options                -                               -                    -          -
  Dividends declared                                   (1,352)                              -                    -          -
  Net earnings (comprehensive income)                  18,487             $18,487           -                    -          -
                                                     --------         ===========       -----               ------      -----

BALANCE, DECEMBER 28, 1996                             73,476                               0              224,965      2,821
  Issuance of shares to pay loan                            -                               -              (13,411)      (168)
  Issuance of shares for acquisition                        -                               -             (123,075)    (1,544)
  Issuance of shares for patent rights                      -                               -              (25,000)      (313)
  Conversion of Class B stock to Class A                    -                               -                    -          -
  Exercise of stock options                                 -                               -                    -          -
  Tax benefit from exercise of stock options                -                               -                    -          -
  Dividends declared                                   (1,888)                              -                    -          -

  Comprehensive income:
   Net earnings                                        22,120             $22,120           -                    -          -
   Other comprehensive income:
    Foreign currency translation                            -                (137)       (137)                   -          -
                                                     --------         -----------       -----               ------      -----
       Total comprehensive income                                         $21,983
                                                                      ===========

BALANCE, JANUARY 3, 1998                               93,708                            (137)              63,479        796
  Conversion of Class B stock to Class A                    -                               -                    -          -
  Exercise of stock options                                 -                               -                    -          -
  Tax benefit from exercise of stock options                -                               -                    -          -
  Dividends declared                                   (2,561)                              -                    -          -

  Comprehensive income:
   Net earnings                                        11,482             $11,482           -                    -          -
   Other comprehensive income:
    Foreign currency translation                            -                 (36)        (36)                   -          -
    Minimum pension liability                               -                 (91)        (91)                   -          -
                                                     --------         -----------       -----               ------      -----
       Total comprehensive income                                         $11,355
                                                                      ===========

BALANCE, JANUARY 2, 1999                             $102,629                           $(264)              63,479      $ 796
                                                     ========                           =====               ======      =====

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998 AND DECEMBER 28, 1996

---------------------------------------------------------------------------------------------------------------------
                                                                                         (In Thousands)
                                                                             1998             1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                             $ 11,482         $ 22,120          $ 18,487
 Adjustments to reconcile:
  Depreciation and amortization                                             12,592            7,787             6,040
  Deferred income taxes                                                     (1,137)             406              (195)
 Changes in assets and liabilities affecting cash flows:
  Accounts receivable                                                        6,511              291              (720)
  Inventories                                                              (27,472)           4,209            (3,695)
  Prepaid expenses and other current assets                                  1,540           (1,295)             (595)
  Accounts payable                                                           6,470            1,993              (103)
  Income taxes                                                               1,417              515               182
  Other accrued liabilities                                                 (5,494)          (3,039)            1,454
                                                                          --------         --------          --------
Net cash provided by operating activities                                    5,909           32,987            20,855
                                                                          --------         --------          --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Capital expenditures                                                     (48,182)         (28,474)          (35,640)
  Acquisition of business                                                   (7,000)               0              (827)
  Increase in other assets                                                  (1,729)          (2,676)             (860)
                                                                          --------         --------          --------
Net cash used in investing activities                                      (56,911)         (31,150)          (37,327)
                                                                          --------         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                             (11,008)         (47,444)           (3,379)
  Proceeds from long-term debt                                              61,341           45,656            20,789
  Purchase of Class A Stock for treasury                                         0                0            (1,488)
  Exercise of stock options                                                  1,384            2,495             1,783
  Dividends paid (per share $.185 - 1998; $.140 - 1997; $.103 - 1996)       (2,561)          (1,888)           (1,352)
                                                                          --------         --------          --------
Net cash provided by (used in) financing activities                         49,156           (1,181)           16,353
                                                                          --------         --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        683              (67)                0
                                                                          --------         --------          --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                      (1,163)             589              (119)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 3,399            2,810             2,929
                                                                          --------         --------          --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $  2,236         $  3,399          $  2,810
                                                                          ========         ========          ========

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998 AND DECEMBER 28, 1996
-------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF
   SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation - The consolidated financial statements consist of Bush Industries, Inc. and its majority-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

   Nature of Operations - The Company operates primarily in one industry segment
   - the design, manufacture and sale of both RTA (ready to assemble) and set-up furniture for the home and office. The majority of the Company's customer base is electronic and office product superstores and mass merchandisers throughout the United States and furniture stores in Europe.

   Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

   Inventories - Inventories, consisting of raw materials, work-in-progress and finished goods, have been stated at the lower of cost or market as determined by the first-in, first-out method.

   Property, Plant and Equipment - Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are as follows: buildings and improvements 10-50 years; machinery and equipment 3-20 years; transportation equipment 3-7 years; office equipment 3-10 years; and leasehold improvements 3-10 years. Construction in progress is recorded in property, plant and equipment and amounted to $24,040,000 and $15,703,000 at January 2, 1999 and January 3, 1998, respectively. Interest associated with construction indebtedness is capitalized. Interest amounting to approximately $338,000, $258,000 and $252,000 associated with construction in process was capitalized for 1998, 1997 and 1996, respectively.

   The cost of repairs and maintenance is charged to expense as incurred. Renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is recorded in income or expense. The Company continually reviews plant and equipment to determine that the carrying values have not been impaired by estimating the future discounted cash flows expected to result from the use of the plant and equipment.

   Other Assets - Other assets consist primarily of goodwill, cash value of officer's life insurance policies and certain intangible assets. The Company continually reviews these assets to determine that the carrying values have not been impaired by estimating the future discounted cash flows expected to result from the use of the asset.

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

   Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted in that standard, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for the years ended January 2, 1999, January 3, 1998 and December 28, 1996.

   Income Taxes - Deferred taxes are recorded for temporary differences between the financial statement and tax basis of assets and liabilities using the anticipated tax rate when taxes are expected to be paid or recovered.

   Supplemental Cash Flow Information - Cash paid for interest was $5,898,000, $3,824,000 and $2,579,000 and cash paid for income taxes was $5,689,000, $12,814,000 and $10,389,000 in 1998, 1997 and 1996, respectively.

   Revenue Recognition - Revenues are recognized when products are shipped.

   Financial Statement Year End - The Company's year end is the closest Saturday to December 31. The accounts of two majority owned subsidiaries, Rohr-Bush GmbH & Co. and Bush-Viotechnik GmbH, have been consolidated on the basis of a year ending in October. Such fiscal period corresponds with those companies' fiscal year end.

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

   Earnings Per Share - The Company reports its earnings per share (EPS) in accordance with SFAS No. 128 which requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

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

   Recent Accounting Pronouncements - In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," and restated prior years' consolidated financial statements to conform to the new reporting standard. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. The adoption of SFAS No. 130 resulted in revised and additional disclosures but had no effect on the consolidated financial position, results of operations, or cash flows of the Company.

   In 1998, the Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which specifies the presentations and disclosure of operating segment information. SFAS No. 131 requires that segment information of earlier years be restated to conform to the new standard. The adoption of SFAS No. 131 resulted in revised and additional disclosures but had no effect on the consolidated financial position, results of operations, or cash flows of the Company.


   In 1998, the Company adopted the provisions of SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." SFAS No. 132 requires additional disclosures about the Company's defined benefit and defined contribution pension plans but had no effect on the consolidated financial position or results of operations, or cash flows of the Company.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," which is required to be adopted by the Company in 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined the effect SFAS No. 133 will have, if any, on the Company's consolidated financial position, results of operations or cash flows.

2. INVENTORIES

   Inventories consist of (in thousands):



                                                                            January 2,             January 3,
                                                                               1999                   1998

       Raw materials                                                         $17,663                $ 9,762
       Work in progress                                                        9,754                  7,362
       Finished goods                                                         34,212                 14,698
                                                                             -------                -------

       Total                                                                 $61,629                $31,822
                                                                             =======                =======


3. PROPERTY, PLANT AND EQUIPMENT, NET

   Property, plant and equipment consist of (in thousands):


                                                                            January 2,             January 3,
                                                                               1999                   1998

       Land                                                                 $  6,704               $  6,233
       Building and improvements                                             107,829                 85,371
       Machinery and equipment                                               163,945                126,092
       Transportation equipment                                                1,698                  1,460
       Office equipment                                                        9,085                  7,630
       Leasehold improvements                                                  1,497                  1,146
                                                                            --------               --------
                                                                             290,758                227,932
       Less accumulated depreciation                                         (99,540)               (85,222)
                                                                            --------               --------

       Total                                                                $191,218               $142,710
                                                                            ========               ========


4. OTHER ACCRUED LIABILITIES

   Other accrued liabilities consist of (in thousands):


                                                                            January 2,             January 3,
                                                                               1999                   1998

       Payroll, profit sharing and related liabilities                       $12,775                $12,486
       Commissions and sales related expenses                                 16,512                 14,487
       Restructuring charges                                                       0                  3,533
       Other                                                                   3,416                  3,242
                                                                             -------                -------

       Total                                                                 $32,703                $33,748
                                                                             =======                =======

5. LONG-TERM DEBT

   Long-term debt consists of:


                                                                                         (in thousands)
                                                                                January 2,             January 3,
                                                                                   1999                   1998
    Revolving credit facility with first contractual principal payment
     due June 2003.                                                             $115,690                $50,736

    Industrial Development Revenue Bonds, issued December 27, 1984, interest at rate of short-term, tax exempt obligations (TENR rate)
     plus 1/2% to 2%, depending on market. Future principal payments
     due in quarterly installments of $75,000 through January 1, 2000.               375                    600

    Pennsylvania Industrial Development Authority loan, issued
     October 3, 1996, interest at a rate of 3%. Monthly principal and
     interest payments of $13,812 are due through 2011.                            1,773                  1,884

    Pennsylvania Industrial Development Authority loan, issued
     February 26, 1997, interest at a rate of 3.75%. Monthly
     principal and interest payments of $14,544 are due through 2012.              1,820                  1,924

    Pennsylvania Sunny Day Loan Fund loan, issued June 27, 1996, interest at a rate of 3%. Monthly principal and interest payments
     of $13,812 are due through 2011.                                              1,735                  1,847

    Pennsylvania Machinery & Equipment Loan Fund loan, issued
     November 6, 1996, interest at a rate of 3%. Monthly principal
     and interest payments of $6,707 are due through 2003.                           368                    435

    Other                                                                              0                    247
                                                                                --------                -------
    Total debt                                                                   121,761                 57,673
    Less current portion                                                            (707)                  (718)
                                                                                --------                -------

    Total long-term debt                                                        $121,054                $56,955
                                                                                ========                =======


   The Company finances operations through a $175 million revolving credit facility with a consortium of banks. The revolving credit facility is available through June 30, 2003. Interest is payable on the average daily balance of loans outstanding on a NYBOR based rate (7.875% at January 2, 1999) or a FIBOR based rate (4.4375% at January 2, 1999) option. As part of this revolving line, the Company may also issue letters of credit, not to exceed $20 million, which issuance will be deemed part of the $175 million maximum amount of borrowing permitted. As of January 2, 1999, letters of credit amounting to $4,655,250 were outstanding.

   The revolving credit facility provides for achieving certain consolidated cash flow coverage and leverage ratios, prescribes minimum consolidated net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all these covenants as of January 2, 1999. In addition, the revolving credit facility provides for certain limitations of the amount of cash dividends that the Company can declare. The Company classifies this facility as long-term because there are no contractual requirements for repayment of principal until the year 2003.

   The Industrial Development Revenue Bonds are supported by a $681,250 letter of credit (which is included in the total letters of credit outstanding of $4,655,250 as discussed above) expiring in February 1999. The bonds are further collateralized by land, building and certain equipment acquired with the proceeds.

   A five-year summary of aggregate principal payments on outstanding long-term debt is (in thousands):


     1999                                                               $    707
     2000                                                                    495
     2001                                                                    434
     2002                                                                    448
     2003                                                                116,152
     Thereafter                                                            3,525
                                                                        --------
     Total                                                              $121,761
                                                                        ========


6. COMMITMENTS AND CONTINGENCIES

   The Company has incurred rental expense for manufacturing and warehouse space and equipment. A summary of rent expense follows (in thousands):

                                      1998              1997               1996

     Real estate                     $1,144            $  769             $1,374
     Equipment                        2,555             1,451              1,277


   Minimum future obligations over the next five years under all operating leases are summarized as follows (in thousands):


     1999                                                                 $3,386
     2000                                                                  1,808
     2001                                                                  1,416
     2002                                                                    928
     2003                                                                    300


   The Company is a party to various legal actions arising in the normal course of business. The Company does not believe that any such pending activities should have a material adverse effect on its financial statements.

7. INCOME TAXES

   The provision (benefit) for income taxes is as follows (in thousands):


                                              1998            1997             1996
     Current:
      Federal                               $ 7,550          $11,662         $10,240
      State                                     466              790             812
     Deferred                                (1,137)             406            (195)
                                            -------          -------         -------
     Total                                  $ 6,879          $12,858         $10,857
                                            =======          =======         =======


   The tax effects of the principal temporary differences resulting in deferred taxes are as follows (in thousands):


                                              1998            1997          1996

     Depreciation                           $   556          $ 718         $ 410
     Accrued expenses                         1,592            421          (197)
     Accounts receivable and inventories      1,123            246          (408)
     Subsidiary net operating loss           (4,408)          (979)            0
                                            -------          -----         -----
     Total                                  $(1,137)         $ 406         $(195)
                                            =======          =====         =====


   The types and tax effects of temporary differences included in deferred tax assets and liabilities are as follows (in thousands):


                                                    1998            1997
     Deferred Tax Assets:
      Accounts receivable                           $    657        $    457
      Accrued expenses                                 2,323           3,508
      Inventories                                        960           2,019
      Deferred income                                    581             613
      State investment tax credit carryforward         3,907           3,423
      Subsidiary net operating loss carryforward       6,556           1,937
                                                    --------        --------
                                                      14,984          11,957

     Deferred Tax Liabilities:
      Property, plant and equipment                  (12,686)        (10,903)
                                                    --------        --------
       Subtotal                                        2,298           1,054

     Total valuation allowance                        (3,907)         (3,423)
                                                    --------        --------

     Net deferred tax liability                     $ (1,609)       $ (2,369)
                                                    ========        ========

                                                         1998            1997

   Reported as (in thousands):
    Current asset (included in prepaid expenses
     and other current assets)                         $ 4,389        $  6,607
    Long-term liability                                 (5,998)         (8,976)
                                                       -------        --------
   Net deferred tax liability                          $(1,609)       $ (2,369)
                                                       =======        ========


   The Company has recorded a valuation allowance primarily in anticipation that certain state investment tax credits will expire prior to their usage.

   The provision for income taxes differs in each of the years from the federal statutory rate due to the following:


                                           1998           1997           1996

   Statutory rate                          35.0 %         35.0 %         35.0 %
   State taxes                              1.8            1.6            1.8
   Effect of non-deductible costs           1.1            0.7            0.4
   Effect of foreign tax rates              1.3            0.0            0.0
   Other, net                              (1.7)          (0.5)          (0.2)
                                          -----          -----          -----

   Effective tax rate                      37.5 %         36.8 %         37.0 %
                                          =====          =====          =====

   The Company realized tax benefits amounting to $1,011,000, $1,563,000 and $772,000 as the result of stock option transactions during 1998, 1997, and 1996, respectively. The benefit has been credited to paid-in capital and is not reflected in the current year provision for taxes.

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

   On July 10, 1997, the Company entered into a stock redemption agreement with the principal shareholder, which provides that upon his death the Company may be required to redeem a portion of the Company's stock then owned by the shareholder's estate. The redemption price per share shall be determined at the then market price based upon a thirty day average prior to the closing of any such stock redemption. The amount of the redemption is limited to approximately $21.4 million which will be funded by the proceeds from life insurance policies maintained on the life of the principal shareholder. The shareholder's estate can request the Company to redeem shares under the agreement until the maximum time period permitted to pay estate taxes has elapsed.

   On May 21, 1996, the Board of Directors declared a 3-for-2 stock split payable in the form of a dividend to all holders of Class A and Class B Common Stock of record on June 14, 1996, paid on June 28, 1996.

9. STOCK OPTION PLANS

   The Company currently has one open stock option plan with 375,000 shares of Class A Common Stock available for issuance subsequent to the 3-for-2 stock split effective June 28, 1996. As of January 2, 1999, there were 241,500 shares available for issuance under the plan. Incentive Stock Options granted under the plan must have an option price of at least 100% (110% for stockholders with more than 10% of the total combined voting power) of the fair market value of the Class A Common Stock on the date of the grant. The option price of the Non-Qualified Stock Options granted pursuant to the plan shall be determined by the Compensation Committee of the Board of Directors, in its sole discretion. No option can be exercised within one year after the date of grant.

   As of January 2, 1999, there were options to purchase 1,049,748 shares of Class A Common Stock under the current and prior plans at prices ranging from $1.69 to $28.02 that could be exercised, as adjusted for stock splits effectuated in the form of stock dividends. Of these outstanding options, 1,019,804 have an exercise price of $8.91.

   The following is a summary of option transactions:


                                                1998           1997          1996
    Options outstanding, beginning of year   1,639,751      1,857,506     1,363,248
    Options granted                             73,000         51,000        13,720
    Options exercised                         (137,862)      (268,755)     (201,101)
    Effect of stock splits                           0              0        681,639
                                             ---------      ---------      ---------

    Options outstanding, end of year         1,574,889      1,639,751      1,857,506
                                             =========      =========      =========


   All of the options outstanding expire at various dates from 1999 through 2008. The option price of the shares subject to options exercised in 1998 was $8.91. The weighted-average exercise prices of options were $8.91, $8.95 and $8.49 for fiscal years 1998, 1997 and 1996, respectively. The weighted-average grant-date fair value of options granted were $25.14, $23.12 and $14.97 for fiscal years 1998, 1997 and 1996, respectively.

   In addition to the options granted under the aforementioned plans, the Company has outstanding 48,376 shares subject to non-qualifying options granted to certain key individuals which can be exercised through 2003 at an exercise price of $8.91, as adjusted for stock splits effectuated in the form of stock dividends.

   Pro forma information regarding net income and earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. The fair value of those options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively: risk free interest rate of 4.8%, 5.5% and 6.3%; dividend yield of .90%, .60% and .75%; volatility factors of the expected market price of the Company's common stock of 39%, 30% and 45%; and a weighed-average expected life of 7 years for all three years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings, basic and diluted earnings per common share for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 were $11,126,000, $.80 and $.75; $22,092,000, $1.64 and $1.52: and
   $18,482,000, $1.42 and $1.31, respectively.

10. PENSIONS

   The Company sponsors a defined benefit plan for eligible non-U.S. employees at its German facility.

   The following are reconciliations of the benefit obligation, the funded status of the plan, and the amounts recognized in the balance sheets (in thousands):



                                                       1998            1997
   Change in benefit obligation:
     Benefit obligation at beginning of year         $ 5,925         $ 5,610
     Service cost                                        147             113
     Interest cost                                       400             331
     Foreign currency exchange rate changes              384               0
     Actuarial loss                                      459               0
     Benefits paid                                      (184)           (129)
                                                     -------         -------

   Benefit obligations at end of year                  7,131           5,925
                                                     -------         -------

   Funded status (the plan is unfunded)               (7,131)         (5,925)
     Unrecognized net actuarial loss                     459               0
                                                     -------         -------

   Net amount recognized                             $(6,672)        $(5,925)
                                                     =======         =======


Amounts recognized in the balance sheets consist of:


                                                         1998            1997

    Accrued benefit liability                         $(6,763)        $(5,925)
    Accumulated other comprehensive loss                   91               0
                                                      -------         -------

    Net amount recognized                             $(6,672)        $(5,925)
                                                      =======         =======


   There were no plan assets at January 2, 1999 and January 3, 1998. Valuations of the pension plan as shown above were conducted as of October 31, 1998 and 1997. The plan is funded to the extent of benefits paid.

   Weighted average assumptions for the years ended:



                                                             1998           1997
    Discount rate                                            6.25 %         7.25 %
    Rate of increase in compensation levels                  3.00 %         3.00 %

   Components of net periodic benefit cost consisted of the following:


                                                                                     1998          1997

     Service cost                                                                    $ 147         $ 113
     Interest cost                                                                     400           331
                                                                                     -----         -----

     Net periodic benefit cost                                                       $ 547         $ 444
                                                                                     =====         =====


    The Company also sponsors defined contribution plans which cover substantially all of the Company's eligible U.S. employees. The plans provide for both direct employer contributions and a salary reduction feature under Section 40l(k). Employer contributions can be paid in cash or in shares of Class A Common Stock at the discretion of the Board of Directors. Net pension cost related to the plans were $1,315,000, $1,259,000 and $877,000 for the years ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively.

11. SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates and manages it business in one reportable industry segment - the design, manufacture and sale of both RTA (ready to assemble) and set-up furniture for the home and office. The Company's geographic operations outside of the United States principally include Germany. The Company's products are sold throughout the world. There were no significant segment operations by geographic area prior to 1997. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location. This data (in thousands) is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has retroactively adopted for all periods presented.


      Geographic areas                                            1998             1997             1996


      Net sales:
        United States                                           $328,196         $299,979         $256,332
        Germany                                                   85,331           25,310                0
                                                                --------         --------         --------

                                                                $413,527         $325,289         $256,332
                                                                ========         ========         ========

                                                                  1998             1997
      Long-lived assets:
       United States                                            $141,797         $ 99,397
       Germany                                                    48,130           41,860
       Other                                                       1,291            1,453
                                                                --------         --------

                                                                $191,218         $142,710
                                                                ========         ========

    Electronic and office product superstores and mass merchandisers, throughout the United States and furniture stores in Europe, comprise a significant portion of the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions or occurrences within the retail industry, the majority of trade receivables were current at January 2, 1999. The Company has one United States customer that accounted for total gross sales of approximately 15% in 1998, 16% in 1997 and 15% in 1996, and approximately 11% and 15% of accounts receivable at January 2, 1999 and January 3, 1998, respectively. The Company has a second United States customer that accounted for total gross sales of approximately 11% in 1998, 9% in 1997 and 12% in 1996, and approximately 14% and 4% of accounts receivable at January 2, 1999 and January 3, 1998, respectively.

12. ACQUISITIONS

    On April 22, 1998, the Company acquired all of the issued and outstanding shares of Fournier Furniture, Inc. ("Fournier"), a Virginia based manufacturer of RTA furniture, for a purchase price of $7.0 million in cash. Substantially all of Fournier's debt that existed on April 22, 1998 was repaid utilizing the Company's existing credit facility. The acquisition of Fournier has been recorded under the purchase method of accounting and accordingly, the results of operations of Fournier have been included in the consolidated financial statements from the date of acquisition. The excess of purchase price over fair value of the net tangible assets acquired resulted in an allocation of goodwill of approximately $11.9 million which is being amortized over 15 years.

    Unaudited, pro forma consolidated net sales, net income and basic earnings per share assuming the acquisition had taken place at the beginning of 1997 was $426.7 million, $11.4 million and 83c per share for fiscal 1998, and $361.9 million, $17.8 million and $1.33 per share for fiscal 1997. Such pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1997.

    On June 30, 1997, the Company acquired a 51% interest in Rohr Gruppe (Rohr), a German furniture manufacturer by issuing 123,075 shares of Class A Common Stock (approximate market value on June 30, 1997 of $3,000,000). The transaction had been recorded under the purchase method of accounting and accordingly, the results of operations are included in the accompanying consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair market value at the date of acquisition. The excess of purchase price over fair value of the net tangible assets acquired resulted in an allocation to goodwill of approximately $2.5 million which is being amortized over 15 years. All of the Company shares issued in connection with this transaction are being held in escrow for three years to secure any indemnification claims under the Purchase Agreement.

    During 1996, the Company acquired all of the outstanding stock of The ColorWorks, Inc. for 338,067 shares of the Company's Class A Common Stock, approximately $231,000 in equipment and other assets and approximately $827,000 in cash. The acquisition was recorded under the purchase method of accounting and accordingly, The ColorWorks, Inc. financial statements are included in the accompanying consolidated financial statements from the date of acquisition. The majority of the purchase price has been assigned to goodwill, which is being amortized over 15 years.

13. QUARTERLY SALES AND EARNINGS DATA - UNAUDITED


                                                                  (In Thousands, except per share data)
                                                           4th Qtr.        3rd Qtr.        2nd Qtr.         1st Qtr.

     1998

     Net sales                                             $113,373         $94,252         $97,089         $108,813
     Gross profit                                            29,693          25,486          26,724           30,492
     Net earnings                                             1,118           1,006           3,893            5,465
     Earnings per share - basic                                0.08            0.07            0.28             0.40
     Earnings per share - diluted                              0.08            0.07            0.26             0.37

     1997

     Net sales                                             $105,476         $76,517         $72,429         $ 70,867
     Gross profit                                            28,127          22,412          23,724           22,521
     Net earnings                                             6,393           5,279           5,170            5,278
     Earnings per share - basic                                0.47            0.39            0.39             0.40
     Earnings per share - diluted                              0.43            0.36            0.36             0.37


                                    ******

Schedule II


                                                    VALUATION AND QUALIFYING ACCOUNTS
                                                              (In Thousands)
                                     Col. B
                                   Balance at                                                           Col. D           Col. E
        Col. A                     Beginning                         Col. C                           Deductions-      Balance at
        Description                of Period                        Additions                         Describe(1)     End of Period
                                                 -------------------------------------------------
                                                                                  Charged to
                                                      Charged to                Other Accounts-
                                                   Costs & Expenses                Describe


Allowance for doubtful accounts


Fiscal 1998                         $1,329             $  834                      $394   (2)            $652           $1,905


Fiscal 1997                          2,036                 90                         0                   797            1,329


Fiscal 1996                          1,011              1,022                         0                    (3)           2,036




(1)  Accounts written off, net of collections on accounts receivable previously written off

(2)  Business acquisition during 1998
