Form 10-Q
period 1999-04-03
BUSH INDUSTRIES INC
filed 1999-05-17
CIK 758604

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1999
                               -------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________________ to __________________

Commission file number      1-8884
                        -------------

                             BUSH INDUSTRIES, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                           16-0837346
---------------------------------                            ------------------
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

                                 (716)665-2000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No _________
    -------

Number of shares of Common Stock outstanding as of April 3, 1999: 10,481,359 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                             APRIL 3,   JANUARY 2,
                                                                 1999         1999
                                                             --------   ----------
                                                            (Unaudited)
                                                                (In thousands)
ASSETS
------
Current Assets:
   Cash                                                       $  3,182   $  2,236
   Accounts receivable                                          36,591     39,714
   Inventories                                                  56,539     61,629
   Prepaid expenses and other current assets                     6,251      6,182
                                                              --------   --------
        Total Current Assets                                   102,563    109,761

Property, Plant and Equipment, Net                             197,276    191,218
Other Assets                                                    28,070     28,151
                                                              --------   --------
TOTAL ASSETS                                                  $327,909   $329,130
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                           $ 26,438   $ 36,198
   Income taxes                                                    747        107
   Other accrued liabilities                                    42,143     32,703
   Current portion of long-term debt                               635        707
                                                              --------   --------
        Total Current Liabilities                               69,963     69,715

Deferred Income Taxes                                            3,300      5,998
Other Long-term Liabilities                                      8,447      8,744
Long-term Debt                                                 127,923    121,054
                                                              --------   --------
         Total Liabilities                                     209,633    205,511

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,544,838 shares issued                                 1,054      1,054

        Class B, $.10 par, 6,000,000 shares authorized,
        3,395,365 shares issued                                    340        340

   Paid-in capital                                              20,656     20,656
   Retained earnings                                            96,495    102,629
   Accumulated other comprehensive income (loss)                   527       (264)
                                                              --------   --------
                                                               119,072    124,415
Less treasury stock, 63,479 Class A shares                        (796)      (796)
                                                              --------   --------
        Total Stockholders' Equity                             118,276    123,619
                                                              --------   --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $327,909   $329,130
                                                              ========   ========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)

                                                THIRTEEN WEEKS ENDED
                                              ------------------------
                                               APRIL 3,       APRIL 4,
                                                   1999           1998
                                              ---------       --------
                                          (In thousands, except shares
                                               and per share data)
Net Sales                                      $111,585        $108,813

Costs and Expenses:

   Cost of sales                                 81,332          78,321
   Selling, general and administrative           25,958          20,602
   Restructuring                                  9,672               0
   Interest                                       2,034           1,012
                                               --------        --------
                                                118,996          99,935

(Loss) Earnings Before Income Taxes              (7,411)          8,878

Income Tax (Benefit) Expense                     (1,971)          3,414
                                               --------        --------

Net (Loss) Earnings                             ($5,440)       $  5,464
                                               ========        ========

(Loss) Earnings per Share
   Basic                                         ($0.39)          $0.40
   Diluted                                       ($0.38)          $0.37

Weighted Average Shares Outstanding
   Basic                                     13,876,860      13,721,362
   Diluted                                   14,271,384      14,815,427



See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                  (Unaudited)

                                                            THIRTEEN WEEKS ENDED
                                                            --------------------
                                                              APRIL 3,  APRIL 4,
                                                                  1999      1998
                                                             ---------  --------
                                                               (In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
   Net (loss) earnings                                        ($5,440)  $ 5,464
   Adjustment to reconcile:
      Depreciation and amortization                             3,958     2,770
      Deferred income taxes                                    (2,949)     (500)
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                       2,700     1,066
      Inventories                                               4,489    (5,138)
      Prepaid expenses and other current assets                   138       (86)
      Accounts payable                                         (9,211)    2,780
      Income taxes                                                640     3,878
      Other accrued liabilities                                10,029    (3,884)
                                                             --------   -------
         Net cash provided by operating activities              4,354     6,350

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
   Capital expenditures                                       (11,505)   (8,739)
   Increase in other assets                                      (491)     (256)
                                                             --------   -------
      Net cash used in investing activities                   (11,996)   (8,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Repayment of long-term debt                                   (251)     (498)
   Proceeds from long-term debt                                 9,164     2,885
   Dividends paid                                                (694)     (480)
                                                             --------   -------
      Net cash provided by financing activities                 8,219     1,907

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           369       (42)

NET INCREASE (DECREASE) IN CASH                                   946      (780)

CASH AT BEGINNING OF PERIOD                                     2,236     3,399
                                                             --------   -------

CASH AT END OF PERIOD                                        $  3,182   $ 2,619
                                                             ========   =======


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                       Thirteen weeks ended April 3, 1999


     1. The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended January 2, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended January 2, 1999.

        The Company operates and manages its business in one reportable industry segment--the design, manufacture and sale of both RTA (ready to assemble) and set-up furniture for the home and office.

        The foregoing financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

     2. During the first quarter of 1999, the Company finalized plans to restructure certain of its operations. Non-recurring restructuring costs amounting to $9,672,000 have been charged to expense in the first quarter. A restructuring liability amounting to $9,006,000 is included in other accrued liabilities as of April 3, 1999. Restructuring costs include employee termination costs of approximately $6.1 million related to cost reduction programs implemented on a worldwide basis. The remaining components of significant restructuring costs include approximately $1.2 million of costs to transition the assembly and delivery service portion of the TASC operation to third party subcontractors, approximately $1.6 million to cancel contractual variable costs, and approximately $0.8 million related to other manufacturing charges. All components of the restructuring are expected to be substantially completed by the end of fiscal 1999.

     3. Total comprehensive (loss) income for the first quarter of 1999 and 1998 was as follows:

                                                          THIRTEEN WEEKS ENDED
                                                          --------------------
                                                           APRIL 3,  APRIL 4,
                                                               1999      1998
                                                           --------  --------
                                                             (In thousands)
        Net (loss) income                                   ($5,440)  $5,464
        Accumulated other comprehensive income (loss)           791     (127)
                                                            -------   ------
        Total comprehensive (loss) income                   ($4,649)  $5,337

     4. Inventories consist of the following:

                                                             APRIL 3,  JANUARY 2,
                                                                 1999        1999
                                                            ---------  ----------
                                                                (In thousands)
        Raw material                                          $16,730     $17,663
        Work in progress                                        8,975       9,754
        Finished goods                                         30,834      34,212
                                                              -------     -------
                                                              $56,539     $61,629

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS:
----------------------

     First quarter sales for the 13 week period ended April 3, 1999 were $111,585,000. This represented an increase of $2,772,000, or approximately 2.5%, compared to net sales of $108,813,000 for the 13 week period ended April 4, 1998. The increase in net sales was attributable to new product placements at several key major retail customers in the United States, and was partially offset by a decrease in sales from the Company's German subsidiary, Rohr-Bush GmbH & Co. ("Rohr-Bush"). These product introductions are a continuation of the Company's aggressive new product program that commenced in the fourth quarter of last year and will continue into the second half of 1999.

     Cost of sales increased $3,011,000 for the 13 week period ended April 3, 1999, compared to the 13 week period ended April 4, 1998. The increase in cost of sales was primarily due to higher sales volumes. Cost of sales as an approximate percentage of net sales increased by 0.9% from 72.0% in the first quarter of 1998 to 72.9% in the first quarter of 1999. The increase in cost of sales as a percentage of net sales was a result of product mix and underabsorption of additional fixed costs relating to an increase in additional capacity.

     Selling, general and administrative expenses increased $5,356,000 for the 13 week period ended April 3, 1999, compared to the 13 week period ended April 4, 1998 and as an approximate percentage of net sales increased from 18.9% in the first quarter of 1998 to 23.3% in the first quarter of 1999. The increase in selling, general and administrative expenses was a result of higher variable selling expenses, both in general and as a result of a mix of sales into certain customers. Additionally, it was impacted by costs relating to our service, delivery and assembly initiative (TASC), and by expenses relating to increased overall sales volumes.

     Interest expense for the 13 week period ended April 3, 1999, increased to $2,034,000 (or approximately 1.8% of net sales) from $1,012,000 (or approximately 0.9% of net sales) for the 13 week period ended April 4, 1998. The increase in interest expense was due to an increase in average debt primarily related to the Company's capital expenditures and inventory growth since the first quarter of 1998.

     Income tax rate decreased as a percentage of earnings (loss) before income taxes from 38.5% to 26.6% for the first quarter of 1998 compared to the first quarter of 1999. The reduction was primarily the result of lower deferred tax rates attributable to the Company's 51% owned Rohr-Bush subsidiary.

     During the first quarter of 1999, the Company finalized plans to restructure certain of its operations. Non-recurring restructuring costs amounting to $9,672,000 have been charged to expense in the first quarter. A restructuring liability amounting to $9,006,000 is included in other accrued liabilities as of April 3, 1999. Restructuring costs include employee termination costs of approximately $6.1 million related to cost reduction programs implemented on a worldwide basis. The remaining components of significant restructuring costs include approximately $1.2 million of costs to transition the assembly and delivery service portion of the TASC operation to third party subcontractors, approximately $1.6 million to cancel contractual variable costs, and approximately $0.8 million related to other manufacturing charges. All components of the restructuring are expected to be substantially completed by the end of fiscal 1999.

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

     The Company has substantially completed the inventory, assessment and strategy phases for both information technology ("IT") and non-IT systems. For non-IT systems, the Company is dependent on equipment manufacturers to supply the upgrades required to remediate Year 2000 issues. As of May 1, 1999, the conversion / upgrade and testing phases of IT and non-IT systems was approximately 90% complete and is targeted to be completed by the middle of 1999.

     Part of the Company's initial assessment phase included a detailed Year 2000 questionnaire sent to all active vendors and customers. This questionnaire included questions on products, services, IT and non-IT systems. As of May 1, 1999, the Company had received responses from approximately 87% of those questioned. The Company is following up the questionnaires, where necessary, to ensure Year 2000 compliance and uninterrupted services and supplies to the Company.

     The Company utilizes both internal and external resources to address the Year 2000 issue. The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal IT personnel. Certain mainframe computer software upgrades necessary to become Year 2000 compliant will not be an incremental expense, as the software upgrade is provided as part of the
Company's software maintenance agreement.   The total cost of the Year 2000
project, excluding the above items, is estimated to be less than $500,000.

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


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     Working capital at first quarter-end 1999 decreased by $7,446,000, as compared to working capital at year-end 1998. Such decreased working capital was due, in part, to a decrease in accounts receivable and inventories and an increase in other accrued liabilities due primarily to the restructuring charge. Partially offsetting these factors was a decrease in accounts payable. Total assets at first quarter-end 1999 decreased $1,221,000 over year-end 1998 primarily as a result of a decrease in inventory and accounts receivable, partially offset by an increase in net property, plant and equipment. In addition, total liabilities increased $4,122,000 at first quarter-end 1999, due mostly to an increase in long-term debt.

     The Company spent $11,505,000 on capital expenditures during the first quarter of 1999, which were financed primarily with increased debt and net cash flow from operating activities. Capital expenditures for fiscal year 1999 with respect to the Company's existing facilities are currently forecasted to be approximately $30 million.

     The Company entered into a first amendment, dated as of August 17, 1998, to its existing credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. The amendment modified the amount of money the Company can borrow from an aggregate $155,000,000 to an aggregate $175,000,000. In addition, the term of the credit facility was extended until June 30, 2003, certain covenants were amended, and borrowings were permitted under the anticipated single currency of participating member states of the European Union (the Euro). The Company entered into a second amendment, dated as of December 31, 1998, to its existing credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. This amendment modifies both the allowable consolidated leverage ratio and the allowable consolidated cash flow coverage ratio. In addition, the pricing grid was modified primarily to reflect the newly permitted ratios. The Company entered into a third amendment, dated as of March 31, 1999, to its existing credit facility with the Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. This amendment modified certain covenants and specified how the restructuring charges would apply to the covenant tests.

     The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. A balloon payment of the then remaining principal and accrued interest is due on the termination date of the loan. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.5% to 2.00%, depending upon the Company's ability to satisfy certain quarterly financial tests, but is fixed at 2.00% until delivery of financial statements for the fiscal period ending January 1, 2000. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $175,000,000 maximum amount of borrowing permitted under the credit facility.

     The line of credit agreement, as amended, provides for achieving certain consolidated cash flow coverage and leverage ratios, prescribes minimum consolidated net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all of these requirements. In addition, the credit agreement limits the amount of cash dividends that the Company can declare, and also imposes certain conditions with respect thereto.

                         Part II. OTHER INFORMATION
                         --------------------------

ITEM 6.  EXHIBITS AND REPORTS ON 8-K
-------  ---------------------------

          (a)  Exhibits: None.

          (b)  Reports on Form 8-K:

               During the first quarter of 1999, an 8-K was filed on March 10, 1999 regarding the second amendment dated December 31, 1998 to the Company's existing credit facility with The Chase Manhattan Bank, N.A. and other lending institutions.

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



Date: May 14, 1999                               By: /s/  Robert L. Ayres
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