Form 10-Q
period 1999-07-03
BUSH INDUSTRIES INC
filed 1999-08-04
CIK 758604

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999
                               ------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ----------  ----------

Commission file number      1-8884
                        ------------

                             BUSH INDUSTRIES, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                      16-0837346
      ------------------------------                       -------------------
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

Yes  X        No
    ----        ----

Number of shares of Common Stock outstanding as of July 3, 1999: 10,481,359 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                    JULY 3,       JANUARY 2,
                                                                       1999             1999
                                                                    -------       ----------
                                                                  (Unaudited)
                                                                         (In thousands)
ASSETS
------
Current Assets:
   Cash                                                              $2,931           $2,236
   Accounts receivable                                               32,883           39,714
   Inventories                                                       64,142           61,629
   Prepaid expenses and other current assets                          6,843            6,182
                                                                    -------          -------
        Total Current Assets                                        106,799          109,761

Property, Plant and Equipment, Net                                  191,325          191,218
Other Assets                                                         27,589           28,151
                                                                    -------          -------

TOTAL ASSETS                                                       $325,713         $329,130
                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                 $29,339          $36,198
   Income taxes                                                       1,721              107
   Other accrued liabilities                                         39,979           32,703
   Current portion of long-term debt                                    563              707
                                                                    -------          -------
        Total Current Liabilities                                    71,602           69,715

Deferred Income Taxes                                                 2,437            5,998
Other Long-term Liabilities                                           7,886            8,744
Long-term Debt                                                      123,137          121,054
                                                                    -------          -------
         Total Liabilities                                          205,062          205,511
                                                                    -------          -------
Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,544,838 shares issued                                      1,054            1,054

        Class B, $.10 par, 6,000,000 shares authorized,
        3,395,365 shares issued                                         340              340

   Paid-in capital                                                   20,656           20,656
   Retained earnings                                                 98,102          102,629
   Accumulated other comprehensive income (loss)                      1,295            (264)
                                                                    -------          -------
                                                                    121,447          124,415
Less treasury stock, 63,479 Class A shares                            (796)            (796)
                                                                    -------          -------
        Total Stockholders' Equity                                  120,651          123,619
                                                                    -------          -------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $325,713         $329,130
                                                                   ========         ========

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)


                                                    THIRTEEN WEEKS ENDED
                                                ----------------------------
                                                   JULY 3,           JULY 4,
                                                      1999              1998
                                                   -------           -------
                                                 (In thousands, except shares
                                                      and per share data)


Net Sales                                          $98,873           $97,089

Costs and Expenses:

   Cost of sales                                    68,206            70,365
   Selling, general and administrative              24,289            19,706
   Interest                                          2,228             1,253
                                                    ------            ------
                                                    94,723            91,324

Earnings Before Income Taxes                         4,150             5,765

Income Taxes                                         1,849             1,872
                                                    ------            ------

Net Earnings                                        $2,301            $3,893
                                                    ======            ======

Earnings per Share
   Basic                                             $0.17             $0.28
   Diluted                                           $0.16             $0.26

Weighted Average Shares Outstanding
   Basic                                        13,876,860        13,823,886
   Diluted                                      14,468,594        14,866,668


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                  (Unaudited)


                                                      TWENTY-SIX WEEKS ENDED
                                                   ----------------------------
                                                      JULY 3,           JULY 4,
                                                         1999              1998
                                                      -------           -------
                                                    (In thousands, except shares
                                                         and per share data)

Net Sales                                            $210,458          $205,902

Costs and Expenses:

   Cost of sales                                      149,538           148,686
   Selling, general and administrative                 50,247            40,308
   Restructuring                                        9,672                 0
   Interest                                             4,262             2,265
                                                      -------           -------
                                                      213,719           191,259

(Loss) Earnings Before Income Taxes                   (3,261)            14,643

Income Tax (Benefit) Expense                            (122)             5,286
                                                     --------            ------

Net (Loss) Earnings                                  ($3,139)            $9,357
                                                     ========            ======


(Loss) Earnings per Share
   Basic                                              ($0.23)             $0.68
   Diluted                                            ($0.23)             $0.63

Weighted Average Shares Outstanding
   Basic                                           13,876,860        13,772,693
   Diluted                                         13,876,860        14,841,473


See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                ----------------------------------------------
                                  (Unaudited)

                                                                   TWENTY-SIX WEEKS ENDED
                                                                 ---------------------------
                                                                    JULY 3,          JULY 4,
                                                                       1999             1998
                                                                    -------          -------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
   Net (loss) earnings                                             ($3,139)           $9,357
   Adjustment to reconcile:
      Depreciation and amortization                                   7,716            6,691
      Deferred income taxes                                         (3,670)            (354)
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                             9,138            3,549
      Inventories                                                   (4,153)         (19,923)
      Prepaid expenses and other current assets                       (803)              128
      Accounts payable                                              (5,227)          (1,877)
      Income taxes                                                    1,615               17
      Other accrued liabilities                                       8,684          (9,778)
                                                                   --------         --------
         Net cash provided by (used in) operating activities         10,161         (12,190)
                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
   Capital expenditures                                            (15,661)         (20,694)
   Investment in subsidiary                                               0          (7,000)
   Increase in other assets                                           (754)          (1,070)
                                                                   --------         --------
      Net cash used in investing activities                        (16,415)         (28,764)
                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Repayment of long-term debt                                        (427)         (11,091)
   Proceeds from long-term debt                                       8,161           51,660
   Exercise of stock options by employees                                 0            1,373
   Dividends paid                                                   (1,388)          (1,173)
                                                                   --------         --------
      Net cash provided by financing activities                       6,346           40,769
                                                                   --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 603            (118)
                                                                   --------         --------
NET INCREASE (DECREASE) IN CASH                                         695            (303)

CASH AT BEGINNING OF PERIOD                                           2,236            3,399
                                                                   --------         --------

CASH AT END OF PERIOD                                                $2,931           $3,096
                                                                   ========         ========

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                      Twenty-six weeks ended July 3, 1999


1. The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended January 2, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the fiscal year ended January 2, 1999.

     The Company operates and manages its business in one reportable industry segment - the design, manufacture and sale of both RTA (ready to assemble) and set-up furniture for the home and office.

     The foregoing financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

2. During the first quarter of 1999, the Company finalized plans to restructure certain of its operations. Non-recurring restructuring costs amounting to $9,672,000 have been charged to expense in the first quarter ended on April 3, 1999. A restructure liability amounting to $7.3 million is included in other accrued liabilities as of July 3, 1999. Restructuring costs include employee termination costs of approximately $6.1 million related to cost reduction programs implemented on a worldwide basis. The remaining components of significant restructuring costs include approximately $1.2 million of costs to transition the assembly and delivery service portion of the TASC operation to third party subcontractors, approximately $0.8 million to cancel contractual variable costs, and approximately $1.6 million related to other manufacturing charges. Although all components of the restructuring are expected to be substantially completed by the end of 1999, payments to terminated employees in Germany and payments to cancel certain contractual variable costs will extend into the year 2000.

3. The following tables set forth total comprehensive income for the 13 week and 26 week periods indicated below.

                                                         THIRTEEN WEEKS ENDED
                                                       ------------------------
                                                         JULY 3,        JULY 4,
                                                            1999           1998
                                                         -------        -------
                                                             (In thousands)
     Net income                                           $2,301         $3,893
     Accumulated other comprehensive income (loss)           768           (71)
                                                          ------         ------
     Total comprehensive income                           $3,069         $3,822
                                                          ======         ======

                                                       TWENTY-SIX  WEEKS ENDED
                                                     ---------------------------
                                                          JULY 3,        JULY 4,
                                                             1999           1998
                                                          -------        -------
                                                              (In thousands)

     Net (loss) income                                   $(3,139)         $9,357
     Accumulated other comprehensive income (loss)          1,559          (198)
                                                          -------         ------
     Total comprehensive (loss) income                   ($1,580)         $9,159
                                                          =======         ======


4.   Inventories consist of the following:

                                                          JULY 3,     JANUARY 2,
                                                             1999           1999
                                                          -------     ----------
                                                              (In thousands)

     Raw material                                         $16,861        $17,663
     Work in progress                                       8,447          9,754
     Finished goods                                        38,834         34,212
                                                          -------        -------
                                                          $64,142        $61,629
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


RESULTS OF OPERATIONS:
----------------------

     Second quarter sales for the 13 week period ended July 3, 1999 were $98,873,000 and first half sales for the 26 week period ended July 3, 1999 were $210,458,000. This represents an increase of $1,784,000, or approximately 1.8%, compared to net sales of $97,089,000 for the 13 week period ended July 4, 1998 and a first half increase of $4,556,000, or approximately 2.2%, compared to net sales of $205,902,000 for the 26 week period ended July 4, 1998. The sales increase for the 13 and 26 week period ended July 3, 1999 resulted from new product placements at several key major retail customers in the U.S., and was partially offset by the planned downsizing which occurred in the European operation, as well as inventory level adjustments made by some of the Company's U.S. customers.

     Cost of sales decreased $2,159,000 for the 13 week period ended July 3, 1999, compared to the 13 week period ended July 4, 1998. Cost of sales as an approximate percentage of net sales decreased by 3.5% from 72.5% in the second quarter of 1998 to 69.0% in the second quarter of 1999. Cost of sales increased by $852,000 for the 26 week period ended July 3, 1999, compared to the 26 week period ended July 4, 1998. Cost of sales as an approximate percentage of net sales decreased by 1.1% from 72.2% in the first half of 1998 to 71.1% in the second half of 1999. The decrease in cost of sales as a percentage of net sales for both the 13 and 26 week period ended July 3, 1999 was primarily a result of improved purchasing and manufacturing performance.

     Selling, general and administrative expenses increased $4,583,000 for the 13 week period ended July 3, 1999, compared to the 13 week period ended July 4, 1998. For the 26 week period ended July 3, 1999, selling, general and administrative expenses increased by $9,939,000 as compared to the 26 week period ended July 4, 1998. The second quarter of 1999 and first half of 1999 increases in selling, general and administrative expenses were primarily a result of higher variable selling expenses, both in general and as result of a mix of sales into certain customers and by expenses related to increased overall sales volumes. Selling, general and administrative expenses as an approximate percentage of net sales increased by 4.3% from 20.3% in the second quarter of 1998 to 24.6% in the second quarter of 1999 and increased by 4.3% from 19.6% in the first half of 1998 to 23.9% in the first half of 1999.

     Interest expense for the 13 week period ended July 3, 1999 increased to $2,228,000 (or approximately 2.3% of net sales) from $1,253,000 (or approximately 1.3% of net sales) for the 13 week period ended July 4, 1998. Interest expense for the 26 week period ended July 3, 1999 increased to $4,262,000 (or approximately 2.0% of net sales) from $2,265,000 (or approximately 1.1% of net sales). The increase in interest expense was due to an increase in average debt primarily related to the Company's capital expenditures and an increase in average inventory levels.

     The consolidated effective income tax rate for the 13 and 26 week periods ended July 3, 1999 was 44.6% and 3.7%, respectively. The tax rates for the same periods in 1998 were 32.5% and 36.1%, respectively. The variance in rates is primarily related to the impact of the lower deferred tax rates attributable to the 51% owned Rohr-Bush subsidiary. Additionally, the first half rate was impacted by the mix between the quarters caused by the effective tax rate on second quarter 1999 earnings being different from the effective tax rate on the first quarter 1999 loss.

     During the first quarter of 1999, the Company finalized plans to restructure certain of its operations. Non-recurring restructuring costs amounting to $9,672,000 have been charged to expense in the first quarter ended on April 3, 1999. A restructure liability amounting to $7.3 million is included in other accrued liabilities as of July 3, 1999. Restructuring costs include employee termination costs of approximately $6.1 million related to cost reduction programs implemented on a worldwide basis. The remaining components of significant restructuring costs include approximately $1.2 million of costs to transition the assembly and delivery service portion of the TASC operation to third party subcontractors, approximately $0.8 million to cancel contractual variable costs, and approximately $1.6 million related to other manufacturing charges. Although all components of the restructuring are expected to be substantially completed by the end of 1999, payments to terminated employees in Germany and payments to cancel certain contractual variable costs will extend into the year 2000.

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

     The Company has appointed a Year 2000 Corporate Compliance Team, which has prepared an international compliance program and work plan for the Company and is responsible for coordinating and inspecting compliance activities. The Company's plan to resolve the Year 2000 issue includes five major phases. First, in the inventory phase, all resources are inventoried to identify those that have any type of software or hardware Year 2000 issues. Second, in the assessment phase, all inventoried items are assessed to confirm that a Year 2000 related issue is present and the extent of remediation required. Third, in the strategy phase, a remediation strategy is created to ensure substantial completion of upgrades for critical systems. Fourth, in the conversion / upgrade phase, upgrades are performed on all items identified in the inventory and assessment phases. Finally, in the testing phase, all upgraded items are tested to verify Year 2000 readiness.

     The Company has completed the inventory, assessment and strategy phases for both information technology ("IT") and non-IT systems. For non-IT systems, the Company is dependent on equipment manufacturers to supply the upgrades required to remediate Year 2000 issues. As of July 1, 1999, the conversion/upgrade and testing phases of IT and non-IT systems was approximately 95% complete and is targeted to be completed by September 1999.

     Part of the Company's initial assessment phase included a detailed Year 2000 questionnaire sent to all active vendors and customers. This questionnaire included questions on products, services, IT and non-IT systems. As of July 1, 1999, the Company had received responses from approximately 94% of those questioned. The Company is following up the questionnaires, where necessary, to ensure Year 2000 compliance and uninterrupted services and supplies to the Company.

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


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     Working capital at first half-end 1999 decreased by $4,849,000, as compared to working capital at year-end 1998. Such decreased working capital was due, in part, to a decrease in accounts receivable, an increase in other accrued liabilities, primarily due to the restructuring charge incurred in the first quarter of 1999, and an increase in income taxes, which is due primarily to the timing of required tax payments. Partially offsetting these factors was a decrease in accounts payable and increases in inventory, cash and prepaid expenses. Total assets at first half-end 1999 decreased $3,417,000 over year-end 1998 primarily as a result of a decrease in accounts receivable, partially offset by increases in inventory, cash and prepaid assets. In addition, total liabilities decreased $449,000 at first half-end 1999, due mostly to decreases in accounts payable, deferred income taxes and other long-term liabilities, partially offset by increases in other accrued liabilities, long-term debt and income taxes.

     The Company spent $15,661,000 on capital expenditures during the first half of 1999, which were financed primarily with net cash flow from operating activities and increased debt. Capital expenditures for fiscal year 1999 with respect to the Company's existing facilities are currently forecasted to be approximately $30 million.

     The Company entered into a first amendment, dated as of August 17, 1998, to its existing credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. The amendment modified the amount of money the Company can borrow from an aggregate $155,000,000 to an aggregate $175,000,000. In addition, the term of the credit facility was extended until June 30, 2003, certain covenants were amended, and borrowings were permitted under the anticipated single currency of participating member states of the European Union (the Euro). The Company entered into a second amendment, dated as of December 31, 1998, to its existing credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. This amendment modifies both the allowable consolidated leverage ratio and the allowable consolidated cash flow coverage ratio. In addition, the pricing grid was modified primarily to reflect the newly permitted ratios. The Company entered into a third amendment, dated as of March 31, 1999, to its existing credit facility with the Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. This amendment modified certain covenants of the Company under the credit facility, and evidenced the lenders' consent to certain transactions, including the restructuring effectuated by the Company.

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

                           Part II. OTHER INFORMATION
                           --------------------------



ITEM 6.   EXHIBITS AND REPORTS ON 8-K
-------   ---------------------------

          (a)  Exhibits: (27) Financial Data Schedule

          (b)  Reports on Form 8-K:

               During the second quarter of 1999, an 8-K was filed on June 15, 1999 regarding the third amendment dated March 31, 1999 to the Company's existing credit facility with The Chase Manhattan Bank, N.A. and other lending institutions.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 BUSH INDUSTRIES, INC.
                                             ----------------------------
                                                  (Registrant)



Date:     August 4, 1999                By:  /s/ Robert L. Ayres
      --------------------                   ----------------------------
                                                       (Signature)
                                             Robert L. Ayres
                                             Executive Vice President,
                                             Chief Operating Officer
                                             and Chief Financial Officer