Form 10-Q
period 1999-10-02
BUSH INDUSTRIES INC
filed 1999-11-15
CIK 758604

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1999
                               ---------------
                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to ____________

Commission file number      1-8884
                        -------------

                             BUSH INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                      16-0837346
   --------------------------------                    -------------------
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

                                (716) 665-2000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No
    -------            -----

Number of shares of Common Stock outstanding as of October 2, 1999: 10,484,794 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                             OCTOBER 2,  JANUARY 2,
                                                   1999        1999
                                            -----------  ----------
                                            (Unaudited)
                                                 (In thousands)

ASSETS
------
Current Assets:
   Cash                                           $2,327     $2,236
   Accounts receivable                            31,665     39,714
   Inventories                                    58,351     61,629
   Prepaid expenses and other current assets       7,099      6,182
                                                --------   --------
        Total Current Assets                      99,442    109,761

Property, Plant and Equipment, Net               197,626    191,218

Other Assets                                      27,414     28,151
                                                --------   --------

TOTAL ASSETS                                    $324,482   $329,130
                                                ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                              $18,322    $36,198
   Income taxes                                    1,032        107
   Other accrued liabilities                      40,440     32,703
   Current portion of long-term debt                 492        707
                                                 -------    -------
        Total Current Liabilities                 60,286     69,715

Deferred Income Taxes                              4,576      5,998
Other Long-term Liabilities                        8,013      8,744
Long-term Debt / Other                           128,673    121,054
                                                 -------    -------
         Total Liabilities                       201,548    205,511

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000
         shares authorized, 10,548,273 and
         10,544,838 shares issued                  1,055      1,054

         Class B, $.10 par, 6,000,000 shares
         authorized, 3,395,365 shares issued         340        340

   Paid-in capital                                20,674     20,656
   Retained earnings                             100,573    102,629
   Accumulated other comprehensive income (loss)
                                                   1,088       (264)
                                                --------   --------
                                                 123,730    124,415
                                                --------   --------
Less treasury stock, 63,479 Class A shares          (796)      (796)
                                                --------   --------
        Total Stockholders' Equity               122,934    123,619
                                                --------   --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $324,482   $329,130
                                                ========   ========


See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)


                                               THIRTEEN WEEKS ENDED
                                             -------------------------
                                             OCTOBER 2,     OCTOBER 3,
                                                   1999           1998
                                             ----------     ----------
                                          (In thousands, except shares
                                              and per share data)


Net Sales                                      $107,819        $94,252

Costs and Expenses:

   Cost of sales                                 74,720         68,766
   Selling, general and administrative           25,068         22,285
   Interest                                       2,547          1,737
                                                -------         ------
                                                102,335         92,788

Earnings Before Income Taxes                      5,484          1,464

Income Taxes                                      2,319            458
                                                 ------         ------

Net Earnings                                     $3,165         $1,006
                                                 ======         ======

Earnings per Share
   Basic                                          $0.23          $0.07
   Diluted                                        $0.22          $0.07
Weighted Average Shares Outstanding
   Basic                                     13,879,105     13,875,594
   Diluted                                   14,391,017     14,697,724


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)


                                            THIRTY-NINE WEEKS ENDED
                                          ----------------------------
                                            OCTOBER 2,     OCTOBER 3,
                                                  1999           1998
                                          --------------  ------------
                                         (In thousands, except shares
                                              and per share data)

Net Sales                                    $   318,277   $   300,154

Costs and Expenses:

   Cost of sales                                 224,258       217,452
   Selling, general and administrative            75,315        62,593
   Restructuring                                   9,672             0
   Interest                                        6,809         4,002
                                             -----------   -----------
                                                 316,054       284,047

Earnings Before Income Taxes                       2,223        16,107

Income Taxes                                       2,197         5,744
                                             -----------   -----------

Net Earnings                                 $        26   $    10,363
                                             ===========   ===========

Earnings per Share
   Basic                                           $0.00         $0.75
   Diluted                                         $0.00         $0.70
Weighted Average Shares Outstanding
   Basic                                      13,877,608    13,806,992
   Diluted                                    14,383,085    14,801,420

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)


                                              THIRTY-NINE WEEKS ENDED
                                              -----------------------
                                               OCTOBER 2,  OCTOBER 3,
                                                     1999       1998
                                               ----------  ----------
                                                   (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings                                       $26     $10,363
   Adjustment to reconcile:
      Depreciation and amortization                10,932       9,463
      Deferred income taxes                        (3,162)       (494)
   Change in assets and liabilities affecting
    cash flows:
      Accounts receivable                          10,063       6,107
      Inventories                                   1,724     (23,035)
      Prepaid expenses and other current assets      (988)        711
      Accounts payable                            (16,103)     (3,707)
      Income taxes                                  2,545          18
      Other accrued liabilities                     8,936      (8,574)
                                                  -------     -------
         Net cash provided by (used in)
          operating activities                     13,973      (9,148)
                                                  -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Capital expenditures                           (24,468)    (40,036)
   Investment in subsidiary                             0      (7,000)
   Increase in other assets                          (946)     (1,440)
                                                  -------     -------
      Net cash used in investing activities       (25,414)    (48,476)
                                                  -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Repayment of long-term debt                       (604)    (11,265)
   Proceeds from long-term debt                    13,499      68,942
   Exercise of stock options by employees              18       1,373
   Dividends paid                                  (2,082)     (1,868)
                                                   ------      ------
      Net cash provided by financing activities    10,831      57,182
                                                   ------      ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH               701          (2)
                                                   ------      ------

NET INCREASE (DECREASE) IN CASH                        91        (444)

CASH AT BEGINNING OF PERIOD                         2,236       3,399
                                                   ------      ------

CASH AT END OF PERIOD                              $2,327      $2,955
                                                   ======      ======

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                    Thirty-nine weeks ended October 2, 1999


1. The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the fiscal year ended January 2, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the fiscal year ended January 2, 1999.

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

2. During the first quarter of 1999, the Company finalized plans to restructure certain of its operations. Non-recurring restructuring costs amounting to $9,672,000 have been charged to expense in the first quarter. A restructuring liability amounting to $4,989,000 is included in other accrued liabilities as of October 2, 1999. Restructuring costs include employee termination costs of approximately $6.1 million related to cost reduction programs implemented on a worldwide basis. The remaining components of significant restructuring costs include approximately $1.2 million of costs to transition the assembly and delivery service portion of the TASC operation to third party subcontractors, approximately $0.8 million to cancel contractual variable costs, and approximately $1.6 million related to other manufacturing charges. Although all components of the restructuring are expected to be substantially completed by the end of 1999, payments to terminated employees in Germany and payments to cancel certain contractural variable costs will extend into the year 2000.

3. The following tables set forth total comprehensive income for the 13 week and 39 week periods indicated below.

                                                         THIRTEEN WEEKS ENDED
                                                        -----------------------
                                                        OCTOBER 2,   OCTOBER 3,
                                                              1999         1998
                                                        ----------   ----------
                                                            (In thousands)
     Net income                                             $3,165       $1,006
     Accumulated other comprehensive loss                     (207)        (290)
                                                            ------       ------
     Total comprehensive income                             $2,958         $716
                                                            ======       ======

                                                         THIRTY-NINE WEEKS ENDED
                                                         -----------------------
                                                         OCTOBER 2,   OCTOBER 3,
                                                               1999         1998
                                                         ----------   ----------
                                                              (In thousands)
           Net income                                          $26      $10,363
           Accumulated other comprehensive income (loss)     1,352         (488)
                                                            ------       ------
           Total comprehensive income                       $1,378       $9,875
                                                            ======       ======

      4.   Inventories consist of the following:

                                                         OCTOBER 2,   JANUARY 2,
                                                               1999         1999
                                                         ----------   ----------
                                                             (In thousands)

           Raw material                                    $15,563       $17,663
           Work in progress                                  8,704         9,754
           Finished goods                                   34,084        34,212
                                                           -------       -------
                                                           $58,351       $61,629
                                                           =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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


RESULTS OF OPERATIONS:
----------------------

  Third quarter sales for the 13 week period ended October 2, 1999 were $107,819,000 and sales for the 39 week period ended October 2, 1999 were $318,277,000. This represents an increase of $13,567,000, or approximately 14.4%, compared to net sales of $94,252,000 for the 13 week period ended October 3, 1998 and a 39 week period increase of $18,123,000, or approximately 6.0%, compared to net sales of $300,154,000 for the 39 week period ended October 3, 1998. The sales increase for the quarter resulted from good sell through at retail, primarily from new product placements at several key major retail customers earlier this year. It was partially offset by lower sales in the European operation which was a result of the planned downsizing of operations made during the first quarter of 1999.

  Cost of sales increased $5,954,000 for the 13 week period ended October 2,
1999, compared to the 13 week period ended October 3, 1998.   Cost of sales as
an approximate percentage of net sales decreased by 3.7% from 73.0% in the third quarter of 1998 to 69.3% in the third quarter of 1999. Cost of sales increased by $6,806,000 for the 39 week period ended October 2, 1999, compared to the 39 week period ended October 3, 1998. Cost of sales as an approximate percentage of net sales decreased by 1.9% from 72.4% in the first 39 weeks of 1998 to 70.5% in the first 39 weeks of 1999. The decrease in cost of sales as a percentage of net sales was primarily a result of improved operating performance.

  Selling, general and administrative expenses increased $2,783,000 for the 13 week period ended October 2, 1999, compared to the 13 week period ended October 3, 1998. For the 39 week period ended October 2, 1999, selling, general and administrative expenses increased by $12,722,000, as compared to the 39 week period ended October 3, 1998. The increase in selling, general and administrative expenses for both the 13 week and 39 week period ended October 2, 1999 were a result of higher variable selling expenses, both in general and as a result of a mix of sales into certain customers. Additionally, it was impacted by other expenses related to increased overall sales volumes. Selling, general and administrative expenses as an approximate percentage of net sales decreased by 0.3% from 23.6% in the third quarter of 1998 to 23.3% in the third quarter of 1999 and increased by 2.8% from 20.9% in the first 39 weeks of 1998 to 23.7% in the first 39 weeks of 1999.

  Interest expense for the 13 week period ended October 2, 1999 increased to $2,547,000 (or approximately 2.4% of net sales) from $1,737,000 (or approximately 1.8% of net sales) for the 13 week period ended October 3, 1998. Interest expense for the 39 week period ended October

2, 1999 increased to $6,809,000 (or approximately 2.1% of net sales) from $4,002,000 (or approximately 1.3% of net sales). The increase in interest expense was primarily due to both an increase in average debt, primarily related to the Company's capital expenditures and an increase in average inventory levels, and higher average interest rates paid on the Company's revolving credit facility.

  The consolidated effective income tax rate for the 13 and 39 week periods ended October 2, 1999 was 42.3% and 98.8%, respectively. The tax rates for the same periods in 1998 were 31.3% and 35.7%, respectively. The variance in rates for both the 13 and 39 week periods is primarily related to the impact of the lower deferred tax rates attributable to the 51% owned Rohr-Bush subsidiary and the relationship of the Rohr-Bush operating loss to consolidated income being different in each period.

  During the first quarter of 1999, the Company finalized plans to restructure certain of its operations. Non-recurring restructuring costs amounting to $9,672,000 have been charged to expense in the first quarter. A restructuring liability amounting to $4,989,000 is included in other accrued liabilities as of October 2, 1999. Restructuring costs include employee termination costs of approximately $6.1 million related to cost reduction programs implemented on a worldwide basis. The remaining components of significant restructuring costs include approximately $1.2 million of costs to transition the assembly and delivery service portion of the TASC operation to third party subcontractors, approximately $0.8 million to cancel contractual variable costs, and approximately $1.6 million related to other manufacturing charges. Although all components of the restructuring are expected to be substantially completed by the end of 1999, payments to terminated employees in Germany and payments to cancel certain contractural variable costs will extend into the year 2000.

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

  The Company has completed the inventory, assessment and strategy phases for both information technology ("IT") and non-IT systems. As of November 1, 1999, the conversion / upgrade and testing phases of IT and non-IT systems were substantially complete.

  Part of the Company's initial assessment phase included a detailed Year 2000 questionnaire sent to all active vendors and customers. This questionnaire included questions on products, services, IT and non-IT systems. As of November 1, 1999, the Company had received responses from approximately 95% of those questioned. The Company is following up the questionnaires, where necessary, to ensure Year 2000 compliance and uninterrupted services and supplies to the Company.

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

  The Company is developing a contingency plan for Year 2000 issues and expects to have it in place by November 15, 1999. In addition, the Company is forming a rapid response team as part of its IT group that will respond to any operational problems during the Year 2000 date change period.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

  Working capital at third quarter-end 1999 decreased by $890,000, as compared to working capital at year-end 1998. Such decreased working capital was due, in part, to a decrease in accounts receivable, a decrease in inventory and an increase in accrued liabilities, partially offset by a decrease in accounts payable. Total assets at third quarter-end 1999 decreased $4,648,000 over year-end 1998 primarily as a result of a decrease in accounts receivable and inventories, partially offset by an increase in net property, plant and equipment. In addition, total liabilities decreased by $3,963,000 at third quarter-end 1999, due mostly to decreases in accounts payable and deferred income taxes, partially offset by increases in other accrued liabilities and long term debt.

  The Company spent $24,468,000 on capital expenditures during the first three quarters of 1999, which were financed primarily with cash flows from operating activities and increased debt. Capital expenditures for fiscal year 1999 with respect to the Company's existing facilities are currently forecasted to be approximately $30 million.

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

  The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. A balloon payment of the then remaining principal and accrued interest is due on the termination date of the loan. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.5% to 2.00%, depending upon the Company's ability to satisfy certain quarterly financial tests, but is fixed at 2.00% until delivery of consolidated financial statements for the fiscal period ending January 1, 2000. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $175,000,000 maximum amount of borrowing permitted under the credit facility.

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

               None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BUSH INDUSTRIES, INC.
                                    ----------------------------
                                            (Registrant)



Date:     November 12, 1999    By:  /s/ Robert L. Ayres
          -----------------         ----------------------------
                                            (Signature)
                                    Robert L. Ayres
                                    Executive Vice President,
                                    Chief Operating Officer
                                    and Chief Financial Officer