Form 10-K405
period 2000-01-01
BUSH INDUSTRIES INC
filed 2000-03-23
CIK 758604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2000

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  -----------------

Commission file number              1-8884
                        -------------------------

                              BUSH INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                 16-0837346
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                      Identification No.)

    One Mason Drive, Jamestown, New York                     14702
--------------------------------------------   ---------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (716) 665-2000
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:


     Title of each class               Name of each exchange on which registered

     Class A Common Stock                         New York Stock Exchange
-------------------------------        -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
   --------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes   X            No
                                                  -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 1, 2000, 10,472,543 shares of Class A Common Stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on December 31, 1999 which was $17.19 per share) of the Class A Common Stock held by non-affiliates was approximately 96,012,000. As of January 1, 2000, 3,395,365 shares of Class B Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 11, 2000, are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934.

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

     The Company completed in 1996, a one million square-foot manufacturing and distribution facility in Erie, Pennsylvania, which is approximately 50 miles west of the Company's corporate headquarters in Jamestown, New York. The first phase of this expansion, approximately 500,000 square feet, replaced the Company's leased distribution and warehouse facility in Saybrook, Ohio in April 1996. The second phase of the expansion program, consisting of an approximate 500,000 square foot facility, became operational in 1997. During 1998, construction began on a new approximately 80,000 square foot automated material handling system. During 1999, the material handling system became operational. Additional manufacturing capacity, incorporating newly developed advanced technology, will be added incrementally to this facility as demand requires.

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

     On June 30, 1997, the Company acquired a 51% interest in the Rohr Gruppe, a German furniture manufacturer, which name was subsequently changed to Rohr-Bush GmbH & Co. ("Rohr-Bush"). On February 29, 2000, the Company executed a definitive agreement with certain members of the Rohr family to acquire the family's approximately 49% remaining interest in Rohr-Bush. The transaction is expected to close on or before October 31, 2000.

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

Marketing and Distribution
     The Company's furniture products, inclusive of Rohr-Bush, are marketed to a variety of retailers for sale to both business and consumer end-users. The Company's customers include national chains, electronic and computer superstores, catalog showrooms, discount mass merchants, warehouse clubs, office supply superstores, office furniture retailers, home furnishings retailers, department stores, home improvement centers, furniture stores, buying groups in Germany, and independent wholesale distributors. The Company's furniture products, inclusive of Rohr-Bush, are sold both through independent manufacturers' representatives and directly by the Company's sales personnel. The Company's furniture products, inclusive of Rohr-Bush, are currently sold to approximately 2,300 customers, and the Company estimates that its products are currently carried in approximately 16,800 retail outlets.

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

Customers
     For the fiscal year ended January 1, 2000, the Company had two customers which accounted for approximately 21% and 16% of the Company's total gross sales. No other single customer accounted for more than 10% of the Company's total gross sales for the fiscal year ended January 1, 2000. While the loss of any substantial customer could have a material short-term impact on the Company's business, the Company believes that its diverse furniture distribution channels would minimize the long-term impact of any such loss.

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

Employees
     As of the 1999 fiscal year end, the Company employed a total of approximately 3,650 employees. Since Rohr-Bush is an active member of the German employers' association for the wood and plastics processing industry, it is governed by the collective bargaining agreements for this industry. There are no other collective bargaining agreements covering any of the Company's employees. The Company believes it has good employee relations.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
     ------------------------------------------------
     OPERATIONS AND EXPORT SALES
     ---------------------------

     For the 1999 fiscal year ended January 1, 2000, the Company generated domestic sales of approximately $358,766,000 (or approximately 81.2% of total sales) and foreign sales of approximately $82,940,000 (or approximately 18.8% of total sales). Of the total foreign sales, approximately $11,909,000 (or approximately 2.7% of total sales) represented products exported by the Company from the United States. For the 1998 fiscal year ended January 2, 1999 and the 1997 fiscal year ended January 3, 1998, the Company generated domestic sales of approximately $313,908,000 and $283,019,000, respectively (or approximately 75.9% of total sales for the 1998 fiscal year and approximately 87.0% of total sales for the 1997 fiscal year). Foreign sales for the fiscal years ended January 2, 1999 and January 3, 1998, respectively, were approximately $99,619,000 and $42,270,000 (or approximately 24.1% of total sales for the 1998 fiscal year and approximately 13.0% of total sales for the 1997 fiscal year). Of such total foreign sales, approximately $14,288,000 and $16,960,000 represented products exported by the Company from the United States for the fiscal years ended January 2, 1999 and January 3, 1998, respectively (or approximately 3.5% for the 1998 fiscal year and 5.2% for the 1997 fiscal year).

ITEM 2.   PROPERTIES
-------   ----------

     The following table summarizes the Company's existing facilities as of March 1, 2000:

                                                      Approximate
Principal Character and                               Square       Owned/Leased
use of Property               Location                Footage      (Lease Expiration Date)
-----------------------       ----------------        -----------  -----------------------
Manufacturing and
warehouse facility            Erie, PA                 1,115,000   Owned (1)

Manufacturing, warehouse
and office facilities         Mastholte, Germany         815,000   Owned

Manufacturing and             Allen Street
warehouse facility            Jamestown, NY              450,000   Owned

Manufacturing, warehouse
and corporate office          Mason Drive
facilities                    Jamestown, NY              440,000   Owned

Manufacturing and
warehouse facility            St. Paul, VA               285,000   Owned

Manufacturing facility        Mantinghausen,             208,000   Owned
                              Germany

Manufacturing and             Tiffany Street
warehouse facility            Jamestown, NY              145,000   Owned

Manufacturing facility        Tijuana, Mexico            135,000   Leased (September 2002)

Warehouse facility            Jamestown, NY              100,000   Leased (December 2000)

Manufacturing facility        Little Valley, NY           78,000   Owned

Manufacturing facility        Greensboro, NC              67,000   Owned

Manufacturing facility        Rutherfordton, NC           26,000   Owned

Showroom                      High Point, NC              13,000   Leased (April 2002)

Regional service center       Erie, PA                     8,000   Leased (June 2001)

Regional service center       Lakewood, NY                 4,000   Leased (December 2000)

Sales office and
design studio                 Ft. Myers, FL                5,000   Leased (February 2002)

----------
(1) Legal title to the facility is in EIDCO, Inc. in accordance with the terms of low interest financing being provided by the Commonwealth of Pennsylvania.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     On June 17, 1996, an approximate five-mile long area in Little Valley, New York was added to the federal Superfund national priorities list, and with respect thereto, the Company is not aware of any potentially responsible parties having been identified as of the date hereof. In December 1996, the Company responded to a request for information from the United States Environmental Protection Agency (the "EPA"), relating to the Company's Little Valley, New York property. No assurance can be given that the Company's response will be sufficient for the EPA, or that the EPA will not pursue further inquiries. The Company understands that EPA has provided the New York State Department of Environmental Conservation ("DEC") with comments on the investigatory work developed and implemented by the Company with respect to a DEC Order on Consent, as more fully described below. Previously, in November 1995, the Company was notified by the DEC of an alleged violation of a certain environmental regulation concerning the presence of contaminates in the groundwater, including trichloroethene, beneath the Company's property located in Little Valley, New York.

     Between November 1995 and March 1999, the Company and DEC had discussions concerning the scope of a work plan to conduct a subsurface investigation at the property. Those discussions resulted in the Company entering into an Order on Consent with DEC to perform investigatory work as set forth in a work plan. As a result of the implementation of the work under the DEC Order on Consent, a groundwater evaluation report was submitted to DEC on July 6, 1999. The Company received comments on the groundwater evaluation from DEC on or about September 30, 1999, which included a request for additional information and investigatory work. During November and December 1999, the Company's consultant implemented that additional investigatory work, and submitted a revised groundwater evaluation report to DEC on February 21, 2000. Upon approval of the revised groundwater evaluation report, the Order on Consent requires the submittal of a remediation report, which will evaluate the potential for unacceptable risk to human health or the environment, and evaluate remedial alternatives, including a no action alternative, and will recommend a course of action with supporting rationale. The Company is awaiting DEC's approval of the revised groundwater evaluation report. Although no assurance can be given, the Company believes that its financial statements will not be materially adversely affected by the foregoing.

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

     As of January 1, 2000, the Company is a party to various other legal proceedings arising in the ordinary course of business. The Company believes that these pending actions would not materially adversely affect the Company's financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended January 1, 2000.

                                     PART II
                                     -------

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
-------    ---------------------------------------------
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

     The following table sets forth the high and low sales prices of the Company's Class A Common Stock, as reported on the New York Stock Exchange for the periods indicated:

Quarter                                      High                        Low
--------------------------------           --------                    --------
January 1, 1998 - March 31, 1998            $29.31                      $24.13
April 1, 1998 - June 30, 1998               $30.63                      $21.75
July 1, 1998 - September 30, 1998           $23.25                      $13.63
October 1, 1998 - December 31, 1998         $18.25                      $12.00

January 1, 1999 - March 31, 1999            $14.75                      $10.00
April 1, 1999 - June 30, 1999               $16.63                      $12.31
July 1, 1999 - September 30, 1999           $16.50                      $11.63
October 1, 1999 - December 31, 1999         $18.19                      $12.81

     (b) Holders. As of January 1, 2000, the number of holders of record of the
         -------
Company's Class A Common Stock was approximately 530. The Company believes that there are approximately an additional 2,000 holders who own shares of the Company's Class A Common Stock in street name. As of the same date, there were approximately 13 holders of record of the Company's Class B Common Stock.

     (c) Dividends. The Company instituted a quarterly cash dividend for holders
         ---------
of Class A and Class B Common Stock during the fourth quarter of 1992. Dividends have been declared and paid for each succeeding quarter. Effective with the May 1998 dividend payment the Company increased the quarterly cash dividend from $0.035 to $0.05 per share.

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

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

     The following selected financial data of the Company for the 1995 through 1999 fiscal years has been derived from the Consolidated Financial Statements of the Company. This selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                (In Thousands, except share and per share data)
                                                                -----------------------------------------------
                                                  1999              1998              1997              1996              1995
                                                 ------            ------            ------            ------            -----

Earnings Data (1)
-------------------------------------
Net Sales ...........................        $   441,706        $   413,527        $   325,289        $   256,332        $   220,014

Earnings Before
Income Taxes ........................        $    11,856        $    18,361        $    34,978        $    29,344        $    20,744

Net Earnings ........................        $     5,762        $    11,482        $    22,120        $    18,487        $    12,550

Earnings Per Share
     Basic ..........................        $      0.42        $      0.83        $      1.64        $      1.42        $      0.95

     Diluted ........................        $      0.40        $      0.78        $      1.52        $      1.31        $      0.95

Number of Weighted
Average Class A and
Class B Shares
Outstanding
     Basic ..........................         13,878,060         13,824,331         13,464,479         13,064,736         13,147,451

     Diluted ........................         14,412,660         14,747,523         14,523,356         14,073,381         13,270,544


Balance Sheet Data
-------------------------------------
Working Capital .....................        $    40,456        $    40,046        $    28,111        $    28,213        $    24,018

Total Assets ........................        $   329,581        $   329,130        $   243,778        $   152,464        $   102,606

Long-term Debt ......................        $   124,765        $   121,054        $    56,955        $    36,339        $    15,031

Stockholders' Equity ................        $   124,579        $   123,619        $   112,430        $    84,317        $    59,113


-------------------
(1) Effective for the year ended January 3, 1998, the Company adopted SFAS No. 128, "Earnings per Share". In accordance with SFAS No. 128, the basic and diluted EPS and weighted average shares outstanding have been restated for all periods presented. Earnings per share and the number of weighted average Class A and Class B Shares of Common Stock outstanding have been adjusted to reflect the 3-for-2 stock split effectuated in the form of a fifty percent dividend paid on June 28, 1996 to stockholders of record as of June 14, 1996, and the 5-for-4 stock split effectuated in the form of a twenty-five percent dividend paid on January 20, 1995 to stockholders of record as of January 6, 1995.

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

     Beginning in 1998 and continuing in 1999, the Company was involved in advancing several strategic business initiatives, including integration of the newly acquired Virginia facility (Fournier), the launching of new surface technology, a facility expansion to automate the warehouse operation at the Erie, Pennsylvania facility and the adaptation of Rohr-Bush manufacturing. The Company is continually monitoring these initiatives in an effort to reduce costs and enhance profitability.

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

     On June 30, 1997, the Company acquired a 51% interest in the Rohr Gruppe, a German furniture manufacturer, which name was subsequently changed to Rohr-Bush GmbH & Co. ("Rohr-Bush"). On February 29, 2000, the Company executed a definitive agreement with certain members of the Rohr family to acquire the family's approximately 49% remaining interest in Rohr-Bush. The transaction is expected to close on or before October 31, 2000.

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

     The Company did not experience any material operational disruptions due to the Year 2000 computer software date rollover issue. The Company is continuing to proactively monitor both internal systems as well as external vendors for any potential residual Year 2000 issues. However, there can be no assurance that residual Year 2000 issues will not have a material adverse effect on the Company's financial position. The Company did not separately track the internal costs incurred on the Year 2000 project. Such costs were principally payroll and related costs for its internal information technology personnel. Certain mainframe computer software upgrades necessary to become Year 2000 compliant were not an incremental expense, as the software upgrade was provided as part of the Company's software maintenance agreement. The total cost of the Year 2000 project, excluding the above items, was approximately $500,000.

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

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements, and are identified by words such as "may", "will", "should", "expect", "scheduled", "plan", "intend", "contemplate", "believe", "anticipate", or the negative of such words or other similar words. Forward looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Results of Operations

     The following table shows the approximate percentage of certain items included in the Consolidated Statements of Earnings relative to net sales for the fiscal years indicated:

                                                 Percentage of Net Sales
                                             -------------------------------
                                                 1999       1998      1997
                                                 ----       ----      ----
Net Sales                                      100.0%     100.0%    100.0%
Cost of Sales                                   70.1%      72.8%     70.2%
                                                -----      -----     -----
     Gross Profit                               29.9%      27.2%     29.8%

Selling, General and Administrative Expenses    22.9%      21.3%     17.9%
Restructuring                                    2.2%         0%        0%
                                               ------    -------   -------
     Operating Income                            4.8%       5.9%     11.9%

Interest Expense                                 2.1%       1.4%      1.1%
                                                -----     ------    ------
Earnings Before Income Taxes                     2.7%       4.5%     10.8%

Income Taxes                                     1.4%       1.7%      4.0%
                                               ------     ------    ------
     Net Earnings                                1.3%       2.8%      6.8%
                                               ======     ======    ======

     The following paragraphs provide an analysis of the changes in net sales, selected cost and expense items, and earnings for fiscal years 1997 through 1999.

Results of Operations: Fiscal 1999 Compared to Fiscal 1998
     The Company's net sales for the 1999 fiscal year compared to the 1998 fiscal year increased $28,179,000, or approximately 6.8%, to $441,706,000. The increase in net sales was attributable to good sales momentum at the retail level, primarily from new product placements at several key major retail customers. Revenues were, however, partially offset by lower sales in the European operation which was part of the planned downsizing of operations made during the first quarter of 1999.

     The Company's cost of sales increased by $8,662,000 in 1999, as compared to 1998, primarily as a result of higher sales volumes. The cost of sales as an approximate percentage of net sales decreased by 2.7% from 72.8% in 1998 to 70.1% in 1999. The decrease in cost of sales as a percentage of net sales was primarily a result of improved operating performance.

     For 1999, selling, general and administrative expenses increased by $12,817,000 compared to 1998. The increase in selling, general and administrative expenses was primarily a result of higher variable selling expenses, both in general and as a result of a mix of sales into certain customers. Selling, general and administrative expenses increased as an approximate percentage of net sales from 21.3% in 1998 to 22.9% in 1999.

     Interest expense increased to $9,430,000 in 1999 (or approximately 2.1% of net sales) from $5,897,000 in 1998 (or approximately 1.4% of net sales). The increase in interest expense was primarily due to both an increase in average debt, primarily related to the Company's capital expenditures and an increase in average inventory levels, and higher average interest rates paid on the Company's revolving credit facility.

     The Company's overall effective federal, state and local tax rate increased from 37.5% in 1998 to 51.4% in 1999. The variance in rates is primarily related to the impact of the lower deferred tax rates attributable to the 51% owned Rohr-Bush subsidiary and the relationship of the Rohr-Bush operating loss to consolidated income.

     During the first quarter of 1999, the Company finalized plans to restructure certain of its operations resulting in non-recurring restructuring costs amounting to $9,672,000 being charged to expense in 1999. Restructuring costs include employee termination costs of approximately $7,800,000 related to terminating approximately 305 employees based on cost reduction programs implemented by the Company on a worldwide basis. The remaining components of the restructuring costs include primarily asset write-downs ($300,000), lease termination costs and other commitments ($900,000) and various other charges ($672,000). As of January 1, 2000 all components of the restructuring are complete. Cash payments made during 1999 to the terminated employees totaled approximately $6,115,000 resulting in a remaining liability for severance to terminated employees of $1,685,000, as of January 1, 2000. This liability, which is the only liability remaining for the restructuring, is included in other accrued liabilities as of January 1, 2000.

     For 1999, the Company generated net earnings after taxes of $5,762,000 (or $0.42 basic earnings per share and $.40 diluted earnings per share), as compared to $11,482,000 (or $.83 basic earnings per share and $.78 diluted earnings per share) for 1998. This was an approximate 49.8% decrease in net earnings. The decrease in net earnings is primarily due to the restructuring initiative described above.

Results of Operations: Fiscal 1998 Compared to Fiscal 1997
     The Company's net sales for the 1998 fiscal year compared to the 1997 fiscal year increased $88,238,000, or approximately 27.1%, to $413,527,000. The increase in net sales was attributable to the inclusion of a full year of sales from the Company's majority owned German subsidiary, Rohr-Bush (only four months of Rohr-Bush sales were included in fiscal year 1997) and good sales momentum at the retail level. Revenues were, however, negatively impacted by new product introduction delays which occurred as a result of the assignment of substantial internal resources to advance recent strategic business initiatives. These initiatives included the integration of the newly acquired Virginia facility (Fournier), the launching of new surface technology, a facility expansion to automate the warehouse operation at the Erie facility and the adaptation of Rohr-Bush manufacturing.

     The Company's cost of sales increased by $72,627,000 in 1998, as compared to 1997, primarily as a result of higher sales volumes. The cost of sales as an approximate percentage of net sales increased by 2.6% from 70.2% in 1997 to 72.8% in 1998. Higher cost of sales as a percentage of net sales was primarily the result of increased costs associated with the business initiatives described above.

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

Liquidity and Capital Resources
     Working capital at fiscal year end 1999 was virtually unchanged over fiscal year end 1998, increasing by $410,000. Decreases in accounts payable and the current portion of long-term debt and an increase in prepaid expenses and other current assets and cash was almost equally offset by decreases in inventories, accounts receivable and increases in other accrued liabilities and income taxes. Total assets at fiscal year end 1999 were also virtually unchanged over fiscal year end 1998, increasing by $451,000. Increases in net property, plant and equipment were almost equally offset by decreases in total current assets and other assets. Also, total liabilities at fiscal year end 1999 decreased slightly, by $509,000, as compared to fiscal year end 1998. Decreases in total current liabilities and other long-term liabilities was almost equally offset by increases in long-term debt and deferred income taxes.

     During 1999, the Company expended $31,663,000 on capital expenditures, which were financed primarily with cash flows from operating activities. Capital expenditures in 2000 are currently forecasted to be approximately $25 to $30 million. In 1999, the Company repurchased $4,106,000 of the Company's Class A Common Stock, received $59,000 from the exercise of stock options by employees, received a tax benefit of $24,000 from the exercise of such options and paid four quarterly dividends totaling $2,776,000 to its stockholders. The cash dividend for each of the quarters in 1999 was $0.05 per share.

     The Company entered into a first amendment, dated as of August 17, 1998, to its existing credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. The amendment modified the amount of money the Company can borrow from an aggregate $155,000,000 to an aggregate $175,000,000. In addition, the term of the credit facility was extended until June 30, 2003, certain covenants were amended, and borrowings were permitted under the anticipated single currency of participating member states of the European Union (the Euro). The Company entered into a second amendment, dated as of December 31, 1998, to its existing credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. This amendment modifies both the allowable consolidated leverage ratio and the allowable consolidated cash flow coverage ratio. In addition, the pricing grid was modified primarily to reflect the newly permitted ratios. The Company entered into a third amendment, dated as of March 31, 1999, to its existing credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. This amendment modified certain covenants of the Company under the credit facility, and evidenced the lenders' consent to certain transactions, including the restructuring effectuated by the Company. The Company entered into a fourth amendment, dated as of February 29, 2000, with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. Based on certain financial tests, this amendment permitted the applicable margin to be reduced earlier than provided for in the third amendment.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
--------   -----------------------------------------------------
           RISKS
           -----

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility due to its variable LIBOR pricing. Based on the outstanding balance on this facility at fiscal year end 1999 and at fiscal year end 1998, a one percentage point change in interest rates would result in interest expense fluctuating approximately $1.2 million annually for both balances.

     The Company's exposure to foreign currency exchange risk relates primarily to the cost of imported supplies and the cost/profitability of exported items, the income statement impact of converting foreign currency denominated profit/loss into U.S. dollars and the balance sheet/consolidated income impact of converting foreign currency denominated assets and liabilities into U.S. dollars. The Company does not believe that a reasonably possible change of 10% in any foreign currency exchange rate will materially affect the financial position of the Company.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------    -------------------------------------------

     The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 14).


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------    ------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURE
           -----------------------------------

     None.

                                   PART III
                                   --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

     The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 11, 2000, under the caption, "Election of Directors", to be filed by the Registrant.


ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

     The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 11, 2000, under the caption, "Executive Compensation", to be filed by the Registrant.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------   ---------------------------------------------------
           MANAGEMENT
           ----------

     The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 11, 2000, under the caption, "Security Ownership of Management and Principal Stockholders", to be filed by the Registrant.


ITEM 13.   CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
--------   ---------------------------------------------

     The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 11, 2000, under the caption "Certain Transactions", to be filed by the Registrant.

                                    PART IV
                                    -------


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
--------   --------------------------------------------
           REPORTS ON FORM 8-K
           -------------------

(A) The consolidated balance sheets as of January 1, 2000 and January 2, 1999 and the related consolidated statements of earnings, stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended January 1, 2000 are filed as part of this report:

(1)  Financial Statements                                              Page
     --------------------                                              ----

Independent Auditors' Report...........................................F-1
Consolidated Balance Sheets............................................F-2
Consolidated Statements of Earnings....................................F-3
Consolidated Statements of Stockholders' Equity........................F-4
Consolidated Statements of Cash Flows..................................F-5
Notes to Consolidated Financial Statements.............................F-6

(2)  Consolidated Financial Statement Schedules
     ------------------------------------------

Schedule II - Valuation and Qualifying Accounts........................S-1

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

3.4   By-Laws. (1)

3.5   Amendment to By-Laws, dated October 27, 1999

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

10.15 First Amendment, dated as of August 17, 1998, to the Credit and Guarantee Agreement dated as of June 26, 1997. (9)

10.16 Second Amendment, dated as of December 31, 1998, to the Credit and Guarantee Agreement dated as of June 26, 1997. (10)

10.17 Third Amendment, dated as of March 31, 1999, to the Credit and Guarantee Agreement dated as of June 26, 1997. (11)

10.18 The Registrant's 1999 Stock Plan. (12)

10.19 Fourth Amendment, dated as of February 29, 2000, to the Credit and Guarantee Agreement dated as of June 26, 1997. (13)

21.1  List of Subsidiaries of Registrant.

23.1  Consent of Deloitte & Touche LLP, independent auditors.

----------------------

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

(7) Incorporated by reference to the Registrant's definitive Proxy Statement, dated March 29, 1995.

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed September 10, 1997.

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed September 14, 1998.

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed March 10, 1999.

(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 15, 1999.

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 dated November 3, 1999 (File No. 333-90255).

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed March 17, 2000.


(B)   Reports on Form 8-K.
      --------------------
      During the first quarter of fiscal year 2000, an 8-K was filed on March 17, 2000 regarding an amendment to the Company's existing credit facility with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Bush Industries, Inc.
Jamestown, New York

We have audited the accompanying consolidated balance sheets of Bush Industries, Inc. and subsidiaries (the "Company") as of January 1, 2000 and January 2, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14 (A) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bush Industries, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Buffalo, New York

February 4, 2000
(February 29, 2000 as to Note 14)


BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2000 AND JANUARY 2, 1999
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                        (In Thousands)
ASSETS                                                                                                1999            1998

CURRENT ASSETS:
  Cash and cash equivalents                                                                         $  2,704        $  2,236
  Accounts receivable (less allowance for doubtful accounts of $1,911
    on January 1, 2000 and $1,905 on January 2, 1999)                                                 34,585          39,714
  Inventories                                                                                         55,681          61,629
  Prepaid expenses and other current assets                                                           11,356           6,182
                                                                                                    --------        --------
          Total current assets                                                                       104,326         109,761

PROPERTY, PLANT AND EQUIPMENT, NET                                                                   198,300         191,218

OTHER ASSETS                                                                                          26,955          28,151
                                                                                                    --------        --------

TOTAL ASSETS                                                                                        $329,581        $329,130
                                                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                  $ 22,401        $ 36,198
  Income taxes                                                                                           585             107
  Other accrued liabilities                                                                           40,389          32,703
  Current portion of long-term debt                                                                      495             707
                                                                                                    --------        --------
          Total current liabilities                                                                   63,870          69,715

DEFERRED INCOME TAXES                                                                                  8,427           5,998
OTHER LONG-TERM LIABILITIES                                                                            7,940           8,744
LONG-TERM DEBT                                                                                       124,765         121,054
                                                                                                    --------        --------
          Total liabilities                                                                          205,002         205,511
                                                                                                    --------        --------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common Stock - Class A                                                                               1,055           1,054
  Common Stock - Class B                                                                                 340             340
  Paid-in capital                                                                                     20,826          20,656
  Retained earnings                                                                                  105,615         102,629
  Accumulated other comprehensive income (loss)                                                        1,733            (264)
                                                                                                    --------        --------
          Subtotal                                                                                   129,569         124,415

  Less treasury stock, at cost                                                                        (1,146)           (796)
  Less notes receivable related to common stock                                                       (3,844)              0
                                                                                                    --------        --------
          Total stockholders' equity                                                                 124,579         123,619
                                                                                                    --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $329,581        $329,130
                                                                                                    ========        ========

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------------------------------------------------




                                                                (In Thousands, except share and per share data)

                                                                       1999              1998              1997
                                                                    (52 Weeks)        (52 Weeks)        (53 Weeks)

NET SALES                                                           $  441,706         $ 413,527         $ 325,289
                                                                     ---------          --------          --------

COSTS AND EXPENSES:
  Cost of sales                                                        309,794           301,132           228,505
  Selling, general and administrative                                  100,954            88,137            58,264
  Interest expense                                                       9,430             5,897             3,542
  Restructuring                                                          9,672                 0                 0
                                                                     ---------          --------          --------
                                                                       429,850           395,166           290,311
                                                                     ---------          --------          --------

EARNINGS BEFORE INCOME TAXES                                            11,856            18,361            34,978

INCOME TAXES                                                             6,094             6,879            12,858
                                                                     ---------          --------          --------

NET EARNINGS                                                        $    5,762         $  11,482         $  22,120
                                                                     =========          ========          ========

EARNINGS PER SHARE
  Basic                                                                  $0.42             $0.83             $1.64
  Diluted                                                                $0.40             $0.78             $1.52

WEIGHTED AVERAGE SHARES
  OUTSTANDING
  Basic                                                             13,878,060        13,824,331        13,464,479
  Diluted                                                           14,412,660        14,747,523        14,523,356



See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
----------------------------------------------------------------------------------------------------------------------------------



                                                                                                  (In Thousands, except share data)

                                                        Common Stock - Par Value $.10
                                               ------------------------------------------------------
                                                         Class A                   Class B
                                               -------------------------  ---------------------------      Paid-in       Retained
                                                  Shares        Amount        Shares         Amount        Capital       Earnings

BALANCE, DECEMBER 28, 1996                       9,650,721   $       965     3,855,365    $       386    $    12,311   $    73,476
  Issuance of shares to pay loan                      --            --            --             --              171          --
  Issuance of shares for acquisition                  --            --            --             --            1,456          --
  Issuance of shares for patent rights                --            --            --             --              308          --
  Conversion of Class B stock to Class A           300,000            30      (300,000)           (30)          --            --
  Exercise of stock options                        278,755            28          --             --            2,467          --
  Tax benefit from exercise of stock options          --            --            --             --            1,563          --
  Dividends paid                                      --            --            --             --             --          (1,888)

  Comprehensive income:
    Net earnings                                      --            --            --             --             --          22,120
    Other comprehensive income:
      Foreign currency translation                    --            --            --             --             --            --
                                                ----------       -------     ---------          -----       --------     ---------
           Total comprehensive income

BALANCE, JANUARY 3, 1998                        10,229,476         1,023     3,555,365            356         18,276        93,708
  Conversion of Class B stock to Class A           160,000            16      (160,000)           (16)          --            --
  Exercise of stock options                        155,362            15          --             --            1,369          --
  Tax benefit from exercise of stock options          --            --            --             --            1,011          --
  Dividends paid                                      --            --            --             --             --          (2,561)

  Comprehensive income:
    Net earnings                                      --            --            --             --             --          11,482
    Other comprehensive income:
      Foreign currency translation                    --            --            --             --             --            --
      Minimum pension liability                       --            --            --             --             --            --
                                                ----------       -------     ---------          -----       --------     ---------
           Total comprehensive income


BALANCE, JANUARY 2, 1999                        10,544,838         1,054     3,395,365            340         20,656       102,629
  Acquisition of treasury stock                       --            --            --             --             --            --
  Sale of stock to employees                          --            --            --             --               88          --
  Exercise of stock options                          9,618             1          --             --               58          --
  Tax benefit from exercise of stock options          --            --            --             --               24          --
  Dividends paid                                      --            --            --             --             --          (2,776)

  Comprehensive income:
    Net earnings                                      --            --            --             --             --           5,762
    Other comprehensive income:
      Foreign currency translation                    --            --            --             --             --            --
      Minimum pension liability                       --            --            --             --             --            --
                                                ----------       -------     ---------          -----       --------     ---------
           Total comprehensive income


BALANCE, JANUARY 1, 2000                        10,554,456   $     1,055     3,395,365    $       340    $    20,826   $   105,615
                                                ==========       =======     =========          =====       ========     =========



                                                                  (In Thousands, except share data)

                                                                     Accumulated
                                                                        Other               Treasury Stock
                                                Comprehensive       Comprehensive       ----------------------       Notes
                                                   Income           Income (Loss)       Shares         Amount     Receivable
BALANCE, DECEMBER 28, 1996                                           $      --          224,965    $     2,821    $      --
  Issuance of shares to pay loan                                            --          (13,411)          (168)          --
  Issuance of shares for acquisition                                        --         (123,075)        (1,544)          --
  Issuance of shares for patent rights                                      --          (25,000)          (313)          --
  Conversion of Class B stock to Class A                                    --             --             --             --
  Exercise of stock options                                                 --             --             --             --
  Tax benefit from exercise of stock options                                --             --             --             --
  Dividends paid                                                            --             --             --             --

  Comprehensive income:
    Net earnings                                 $   22,120                 --             --             --             --
    Other comprehensive income:
      Foreign currency translation                     (137)                (137)          --             --             --
                                                   --------              -------      ---------        -------        -------
           Total comprehensive income            $   21,983
                                                   ========

BALANCE, JANUARY 3, 1998                                                    (137)        63,479            796           --
  Conversion of Class B stock to Class A                                    --             --             --             --
  Exercise of stock options                                                 --             --             --             --
  Tax benefit from exercise of stock options                                --             --             --             --
  Dividends paid                                                            --             --             --             --

  Comprehensive income:
    Net earnings                                 $   11,482                 --             --             --             --
    Other comprehensive income:
      Foreign currency translation                      (36)                 (36)          --             --             --
      Minimum pension liability                         (91)                 (91)          --             --             --
                                                   --------              -------      ---------        -------        -------
           Total comprehensive income            $   11,355
                                                   ========

BALANCE, JANUARY 2, 1999                                                    (264)        63,479            796           --
  Acquisition of treasury stock                                             --          287,008          4,106           --
  Sale of stock to employees                                                --         (268,574)        (3,756)         3,844
  Exercise of stock options                                                 --             --             --             --
  Tax benefit from exercise of stock options                                --             --             --             --
  Dividends paid                                                            --             --             --             --

  Comprehensive income:
    Net earnings                                 $    5,762                 --             --             --             --
    Other comprehensive income:
      Foreign currency translation                    1,987              1,987             --             --             --
      Minimum pension liability                          10                 10             --             --             --
                                                   --------              -------      ---------        -------        -------
           Total comprehensive income            $    7,759
                                                   ========

BALANCE, JANUARY 1, 2000                                             $     1,733         81,913    $     1,146    $     3,844
                                                                         =======      =========        =======        =======

See notes to consolidated financial statements.


BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (In Thousands)
                                                                                           1999            1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                          $  5,762         $ 11,482         $ 22,120
  Adjustments to reconcile:
    Depreciation and amortization                                                         17,203           12,592            7,787
    Deferred income taxes                                                                 (1,558)          (1,137)             406
  Changes in assets and liabilities affecting cash flows:
    Accounts receivable                                                                    7,514            6,511              291
    Inventories                                                                            4,304          (27,472)           4,209
    Prepaid expenses and other current assets                                             (2,807)           1,540           (1,295)
    Accounts payable                                                                     (12,077)           6,470            1,993
    Income taxes                                                                           1,929            1,417              515
    Other accrued liabilities                                                              9,272           (5,494)          (3,039)
                                                                                        --------         --------         --------
Net cash provided by operating activities                                                 29,542            5,909           32,987
                                                                                        --------         --------         --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Capital expenditures                                                                   (31,663)         (48,182)         (28,474)
  Acquisition of business                                                                      0           (7,000)               0
  Increase in other assets                                                                (1,125)          (1,729)          (2,676)
                                                                                        --------         --------         --------
Net cash used in investing activities                                                    (32,788)         (56,911)         (31,150)
                                                                                        --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                              (707)         (11,008)         (47,444)
  Proceeds from long-term debt                                                            10,106           61,341           45,656
  Purchase of Class A Stock for treasury                                                  (4,106)               0                0
  Exercise of stock options                                                                   59            1,384            2,495
  Dividends paid (per share $.20 - 1999; $.185 - 1998; $.140 - 1997)                      (2,776)          (2,561)          (1,888)
                                                                                        --------         --------         --------
Net cash provided by (used in) financing activities                                        2,576           49,156           (1,181)
                                                                                        --------         --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    1,138              683              (67)
                                                                                        --------         --------         --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                                       468           (1,163)             589

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               2,236            3,399            2,810
                                                                                        --------         --------         --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $  2,704         $  2,236         $  3,399
                                                                                        ========         ========         ========


See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
--------------------------------------------------------------------------------


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

      Property, Plant and Equipment - Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are as follows: buildings and improvements 10-50 years; machinery and equipment 3-20 years; transportation equipment 3-7 years; office equipment 3-10 years; and leasehold improvements 3-10 years or the lease term, if less. Construction in progress is recorded in property, plant and equipment and amounted to $38,503,000 and $24,040,000 at January 1, 2000 and January 2, 1999,
      respectively. Interest associated with construction indebtedness is capitalized. Interest amounting to approximately $1,333,000, $338,000 and $258,000 associated with construction in process was capitalized for 1999, 1998 and 1997, respectively.

      The cost of repairs and maintenance is charged to expense as incurred. Renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is recorded in income or expense. The Company continually reviews property, plant and equipment to determine that the carrying values have not been impaired by estimating the future undiscounted cash flows expected to result from the use of the property, plant and equipment.

      Other Assets - Other assets consist primarily of goodwill, cash value of officer's life insurance policies and certain intangible assets. The Company continually reviews these assets to determine that the carrying values have not been impaired whenever significant events or changes occur which might impair recovery of their recorded costs.

      Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term instruments approximates their recorded values due to the short-term nature of the instruments. The fair value of long-term debt instruments approximates their recorded values primarily due to interest rates approximating current rates available for similar instruments.

      Foreign Currency Translation - Essentially all assets and liabilities are translated into U.S. dollars at year-end exchange rates, while elements of the income statement and cash flow statement are translated at average exchange rates in effect during the year. Adjustments arising from the translation of most net assets located outside the United States are recorded as a component of comprehensive income.

      Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". As permitted in that standard, the Company has elected to continue to follow the recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

      Income Taxes - Deferred taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities using the anticipated tax rate when taxes are expected to be paid or recovered.

      Supplemental Cash Flow Information - Cash paid for interest was $10,835,000, $5,898,000 and $3,824,000 and cash paid for income taxes was
      $5,714,000, $5,689,000 and $12,814,000 in 1999, 1998 and 1997,
      respectively.

      Revenue Recognition - Revenues are recognized when products are shipped. Provisions for discounts, rebates to customers, returns and other adjustments are provided for in the same period the related sales are recorded.

      Financial Statement Year End - The Company's year end is the closest Saturday to December 31. The accounts of two majority owned subsidiaries, Rohr-Bush GmbH & Co. and Bush-Viotechnik GmbH, have been consolidated on the basis of a year ending in October. Such fiscal period corresponds with those companies' fiscal year end.

      Earnings Per Share (EPS) - Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

      Comprehensive Income - Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distribution to owners. The Company's comprehensive income includes net earnings, an amount for foreign currency translation and a minimum pension liability adjustment.

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

      Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity", which is required to be adopted by the Company in 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined the effect SFAS No. 133 will have, if any, on the Company's consolidated financial position, results of operations or cash flows.

2.    INVENTORIES

      Inventories consist of (in thousands):

                                                       January 1,     January 2,
                                                          2000           1999

      Raw materials                                    $  16,533       $ 17,663
      Work in progress                                     7,077          9,754
      Finished goods                                      32,071         34,212
                                                       ---------       --------
      Total                                            $  55,681       $ 61,629
                                                       =========       ========

3.    PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment consist of (in thousands):

                                                       January 1,     January 2,
                                                          2000           1999

      Land                                             $   5,559       $  6,704
      Building and improvements                          114,494        107,829
      Machinery and equipment                            167,987        163,945
      Transportation equipment                             1,571          1,698
      Office equipment                                    12,008          9,085
      Leasehold improvements                                 695          1,497
                                                       ---------       --------
                                                         302,314        290,758
      Less accumulated depreciation                     (104,014)       (99,540)
                                                       ---------       --------
      Total                                            $ 198,300       $191,218
                                                       =========       ========

4.    OTHER ACCRUED LIABILITIES

      Other accrued liabilities consist of (in thousands):

                                                                                                       January 1,        January 2,
                                                                                                          2000              1999
      Payroll, profit sharing and related
       liabilities                                                                                       $ 14,977          $ 12,775
      Commissions and sales related expenses                                                               23,897            16,512
      Other                                                                                                 1,515             3,416
                                                                                                          -------           -------
      Total                                                                                              $ 40,389          $ 32,703
                                                                                                          =======           =======


5.    LONG-TERM DEBT

      Long-term debt consists of:

                                                                                                               (In thousands)
                                                                                                       January 1,        January 2,
                                                                                                          2000              1999

      Revolving credit facility with first contractual principal payment
        due June 2003                                                                                    $119,895          $115,690

      Industrial Development Revenue Bonds, issued December 27, 1984, interest at rate of short-term, tax exempt obligations (TENR rate) plus 1/2% to 2%, depending
        on market. Future principal payment of $75,000 due January 2000.                                       75               375

      Pennsylvania Industrial Development Authority loan, issued
        October 3, 1996, interest at a rate of 3%. Monthly principal and
        interest payments of $13,812 are due through 2011.                                                  1,659             1,773

      Pennsylvania Industrial Development Authority loan, issued
        February 26, 1997, interest at a rate of 3.75%. Monthly
        principal and interest payments of $14,544 are due through 2012.                                    1,712             1,820

      Pennsylvania Sunny Day Loan Fund loan, issued June 27, 1996, interest at a rate
        of 3%. Monthly principal and interest payments of $13,812 are due through 2011.                     1,620             1,735

      Pennsylvania Machinery & Equipment Loan Fund loan, issued
        November 6, 1996, interest at a rate of 3%. Monthly principal
        and interest payments of $6,707 are due through 2003.                                                 299               368
                                                                                                          -------           -------
      Total debt                                                                                          125,260           121,761
      Less current portion                                                                                   (495)             (707)
                                                                                                          -------           -------
      Total long-term debt                                                                               $124,765          $121,054
                                                                                                          =======           =======

      The Company finances operations through a $175 million revolving credit facility with a consortium of banks. The revolving credit facility is available through June 30, 2003. The Company classifies this facility as long-term because there are no contractual requirements for the repayment of principal until that time. Interest is payable on the average daily balance of loans outstanding on a NYBOR based rate (7.69% at December 30, 1999) or a FIBOR based rate (7.00% at January 1, 2000) option. As part of this revolving line, the Company may also issue letters of credit, not to exceed $20 million, which issuance will be deemed part of the $175 million maximum amount of borrowing permitted. As of January 1, 2000, letters of credit amounting to $4,327,750 were outstanding.

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

      The Industrial Development Revenue Bonds are supported by a $303,750 letter of credit (which is included in the total letters of credit outstanding of $4,327,750 as discussed above) expiring in February 2000. The bonds are further collateralized by land, building and certain equipment acquired with the proceeds.

      A five-year summary of aggregate principal payments on outstanding long-term debt is (in thousands):

      2000                                                              $    495
      2001                                                                   434
      2002                                                                   448
      2003                                                               120,356
      2004                                                                   397
      Thereafter                                                           3,130
                                                                        --------
      Total                                                             $125,260
                                                                        ========
6.    COMMITMENTS

      The Company has incurred rental expense for manufacturing and warehouse space and equipment. A summary of rent expense follows (in thousands):

                                               1999          1998           1997

      Real estate                             $1,310        $1,144         $ 769
      Equipment                                2,156         2,555         1,451

      Minimum future obligations over the next five years under all operating leases are summarized as follows (in thousands):

      2000                                                                $2,673
      2001                                                                 1,717
      2002                                                                 1,132
      2003                                                                   363
      2004                                                                   274

7.    INCOME TAXES

      The provision (benefit) for income taxes is as follows (in thousands):

                                              1999          1998          1997

        Current:
          Federal                           $ 6,867       $ 7,550       $11,662
          State                                 785           466           790
        Deferred                             (1,558)       (1,137)          406
                                             ------        ------        ------
        Total                               $ 6,094       $ 6,879       $12,858
                                             ======        ======        ======

      The types and tax effects of temporary differences included in deferred tax assets and liabilities are as follows (in thousands):

                                                            1999          1998

        Deferred Tax Assets:
          Accounts receivable                            $    710      $    657
          Accrued expenses                                  4,868         2,323
          Inventories                                       1,408           960
          Deferred income                                     495           581
          State investment tax credit carryforward          3,099         3,907
          Subsidiary net operating loss carryforward        7,179         6,556
                                                          -------       -------
                                                           17,759        14,984

        Deferred Tax Liabilities:
          Property, plant and equipment                   (16,311)      (12,686)
                                                          -------       -------

          Subtotal                                          1,448         2,298

        Total valuation allowance                          (3,099)       (3,907)
                                                          -------       -------

        Net deferred tax liability                       $ (1,651)     $ (1,609)
                                                          =======       =======


                                                            1999          1998

        Reported as (in thousands):
          Current asset (included in prepaid expenses
            and other current assets)                      $ 6,776      $ 4,389
          Long-term liability                               (8,427)      (5,998)
                                                           -------      -------
        Net deferred tax liability                         $(1,651)     $(1,609)
                                                           =======      =======

     The Company has recorded a valuation allowance primarily in anticipation that certain state investment tax credits will expire prior to their usage.

      The provision for income taxes differs in each of the years from the federal statutory rate due to the following:

                                              1999         1998         1997

        Statutory rate                        35.0 %       35.0 %        35.0 %
        State taxes                            4.4          1.8           1.6
        Effect of non-deductible costs         2.6          1.1           0.7
        Effect of foreign tax rates            8.9          1.3           0.0
        Other, net                             0.5         (1.7)         (0.5)
                                              ----         ----          ----
        Effective tax rate                    51.4 %       37.5 %        36.8 %
                                              ====         ====          ====

      The Company realized tax benefits amounting to $24,000, $1,011,000 and $1,563,000 as the result of stock option transactions during 1999, 1998, and 1997, respectively. The benefit has been credited to paid-in capital and is not reflected in the current year provision for taxes.

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

9.    STOCK PLANS

      The Company currently has two open stock plans which provide for the issuance of Class A Common Stock. As of January 1, 2000, there were 161,465 shares of Class A Common Stock available for issuance under the 1995 Stock Plan and 166,961 shares of Class A Common Stock under the 1999 Stock Plan. Incentive Stock Options granted under the 1995 Stock Plan must have an option price of at least 100% (110% for stockholders with more than 10% of the total combined voting power) of the fair market value of the Class A Common Stock on the date of the grant. The option price of the 1995 Stock Plan and the Non-Qualified Stock Options granted pursuant to this plan shall be determined by the Compensation Committee of the Board of Directors, in its sole discretion. No option can be exercised within one year after the date of grant. Under the 1999 Stock Plan, shares may be awarded for such consideration as determined by the Company. No shares may be awarded under the 1999 Stock Plan to any officer and/or director of the Company, unless the 1999 Stock Plan has been previously approved by the requisite vote of the Company's stockholders.

      As of January 1, 2000, there were outstanding options to purchase 1,251,517 shares of Class A Common Stock under the current and prior plans at prices ranging from $1.69 to $29.93 that could be exercised, as adjusted for stock splits effectuated in the form of stock dividends. Of these outstanding options, 1,248,996 have an exercise price of $8.91.

      The following is a summary of option transactions:

                                                     1999          1998          1997
        Options outstanding, beginning of year    1,574,889     1,639,751     1,857,506
        Options granted                              15,500        73,000        51,000
        Options exercised/cancelled                 (35,258)     (137,862)     (268,755)
                                                  ---------     ---------     ---------
        Options outstanding, end of year          1,555,131     1,574,889     1,639,751
                                                  =========     =========     =========

      All of the options outstanding expire at various dates from 2000 through 2009. The option price of the shares subject to options exercised in 1999 ranged from $2.77 to $8.91. The weighted-average exercise prices of options were $6.12, $8.91 and $8.95 for fiscal years 1999, 1998 and 1997, respectively. The weighted-average grant-date fair value of options granted were $10.34, $25.14 and $23.12 for fiscal years 1999, 1998 and 1997, respectively.

      In addition to the options granted under the aforementioned plans, the Company has outstanding 48,376 shares (35,718 shares exercisable) subject to non-qualifying options granted to certain key individuals which can be exercised through 2003 at an exercise price of $8.91, as adjusted for stock splits effectuated in the form of stock dividends.

      Pro forma information regarding net income and earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. The fair value of those options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively: risk free interest rate of 6.55%, 4.80% and 5.50%; dividend yield of 1.45%, .90% and .60%; volatility factors of the expected market price of the Company's common stock of 44%, 39% and 30%; and a weighted-average expected life of 7 years for all three years.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings, basic and diluted earnings per common share for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 were $5,729,000, $.41 and $.40; $11,126,000, $.80 and $.75; and
      $22,092,000, $1.64 and $1.52, respectively.

10.   PENSIONS

      The Company sponsors a defined benefit plan for eligible non-U.S. employees at its German facility.

      The following are reconciliations of the benefit obligation, the funded status of the plan, and the amounts recognized in the balance sheets (in thousands):

                                                           1999         1998

        Change in benefit obligation:
          Benefit obligation at beginning of year          7,131       $ 5,925
          Service cost                                       143           147
          Interest cost                                      381           400
          Foreign currency exchange rate changes          (1,294)          384
          Actuarial loss (gain)                             (100)          459
          Benefits paid                                     (202)         (184)
                                                          ------       -------
        Benefit obligations at end of year                 6,059         7,131
                                                          ------       -------

        Funded status (the plan is unfunded)              (6,059)       (7,131)
          Unrecognized net actuarial (gain) loss            (100)          459
                                                          ------       -------
        Net amount recognized                             (6,159)      $(6,672)
                                                          ======       =======

      Amounts recognized in the balance sheets consist of:

                                                           1999         1998

        Accrued benefit liability (included in other
        long-term  liabilities)                          $(6,240)      $(6,763)
        Accumulated other comprehensive loss                  81            91
                                                         -------       -------
        Net amount recognized                            $(6,159)      $(6,672)
                                                         =======       =======

      There were no plan assets at January 1, 2000 and January 2, 1999. Valuations of the pension plan as shown above were conducted as of October 31, 1999 and 1998. The plan is funded to the extent of benefits paid.

      Weighted average assumptions for the years ended:

                                                   1999      1998       1997

        Discount rate                              6.00 %    6.25 %     7.25 %
        Rate of increase in compensation levels    2.50 %    3.00 %     3.00 %

      Components of net periodic benefit cost consisted of the following (in thousands):

                                                  1999         1998         1997

        Service cost                              $143         $147         $113
        Interest cost                              381          400          331
                                                  ----         ----         ----
        Net periodic benefit cost                 $524         $547         $444
                                                  ====         ====         ====

      The Company also sponsors defined contribution plans which cover substantially all of the Company's eligible U.S. employees. The plans provide for both direct employer contributions and a salary reduction feature under Section 40l(k). Employer contributions can be paid in cash or in shares of Class A Common Stock at the discretion of the Board of Directors. Net pension cost related to the plans was $1,462,000, $1,315,000 and $1,259,000 for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

11.   SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates and manages its business in one reportable industry segment - the design, manufacture and sale of both RTA (ready to assemble) and set-up furniture for the home and office. The Company's geographic operations outside of the United States principally include Germany. The Company's products are sold throughout the world. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location. This data (in thousands) is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which the Company has retroactively adopted for all periods presented.

        Geographic areas                1999            1998            1997


        Net sales:
          United States               $370,675         $328,196        $299,979
          Germany                       71,031           85,331          25,310
                                      --------         --------        --------
                                      $441,706         $413,527        $325,289
                                      ========         ========        ========

                                                    January 1,        January 2,
                                                       2000              1999

        Long-lived assets:
          United States                              $162,480          $143,088
          Germany                                      35,820            48,130
                                                     --------          --------
                                                     $198,300          $191,218
                                                     ========          ========

      Electronic and office product superstores and mass merchandisers, throughout the United States and furniture stores in Europe, comprise a significant portion of the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions or occurrences within the retail industry, the majority of trade receivables were current at January 1, 2000. The Company has one United States customer that accounted for total gross sales of approximately 21% in 1999, 15% in 1998 and 16% in 1997, and approximately 23% and 11% of accounts receivable at January 1, 2000 and January 2, 1999, respectively. The Company has a second United States customer that accounted for total gross sales of approximately 16% in 1999, 11% in 1998 and 9% in 1997, and approximately 13% and 14% of accounts receivable at January 1, 2000 and January 2, 1999, respectively.

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

13.   RESTRUCTURING

      During the first quarter of 1999, the Company finalized plans to restructure certain of its operations resulting in non-recurring restructuring costs amounting to $9,672,000 being charged to expense in 1999. Restructuring costs include employee termination costs of approximately $7,800,000 related to terminating approximately 305 employees based on cost reduction programs implemented by the Company on a worldwide basis. The remaining components of the restructuring costs include primarily asset write-downs ($300,000), lease termination costs and other commitments ($900,000) and various other charges ($672,000). As of January 1, 2000 all components of the restructuring are complete. Cash payments made during 1999 to the terminated employees totaled approximately $6,115,000 resulting in a remaining liability for severance to terminated employees of $1,685,000, as of January 1, 2000. This liability, which is the only liability remaining for the restructuring, is included in other accrued liabilities as of January 1, 2000.

14.   SUBSEQUENT EVENT

      On February 29, 2000, the Company executed a definitive agreement with certain members of the Rohr family to acquire the family's approximately 49% remaining interest in Rohr-Bush. The transaction is expected to close on or before October 31, 2000.

15.   QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                                                                        (In Thousands, except per share data)
                                                              4th Qtr.        3rd Qtr.        2nd Qtr.        1st Qtr.
        1999

        Net sales                                             $123,429       $ 107,819         $98,873        $111,585
        Gross profit                                            37,893          33,099          30,667          30,253
        Net earnings                                             5,736           3,165           2,301          (5,440) *
        Earnings per share - basic                                0.41            0.23            0.17           (0.39)
        Earnings per share - diluted                              0.40            0.22            0.16           (0.38)

        1998

        Net sales                                             $113,373        $ 94,252         $97,089        $108,813
        Gross profit                                            29,693          25,486          26,724          30,492
        Net earnings                                             1,118           1,006           3,893           5,465
        Earnings per share - basic                                0.08            0.07            0.28            0.40
        Earnings per share - diluted                              0.08            0.07            0.26            0.37

 *  Amount includes a pre-tax non-recurring charge of $9,672,000 (See Note 13).

Schedule II

                                                       VALUATION AND QUALIFYING ACCOUNTS
                                                                 (In Thousands)
                                         Col. B
                                       Balance at                                              Col. D               Col. E
            Col. A                      Beginning                Col. C                        Deductions-         Balance at
         Description                    of Period               Additions                      Describe(1)        End of Period
                                                   ------------------------------------
                                                                         Charged to
                                                      Charged to       Other Accounts-
                                                    Costs & Expenses      Describe
Allowance for doubtful accounts

Fiscal 1999                              $1,905           $ 690             $ 0                   $ 684              $1,911

Fiscal 1998                               1,329             834             394  (2)                652               1,905

Fiscal 1997                               2,036              90               0                     797               1,329


(1) Accounts written off, net of collections on accounts receivable previously written off

(2)  Business acquisition during 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 REGISTRANT:

                                                 BUSH INDUSTRIES, INC.


March 21, 2000                                   By /s/ Paul S. Bush
                                                    -------------------------
                                                      Paul S. Bush, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   SIGNATURE                    TITLE                       DATE
   ---------                    -----                       ----

/s/ Paul S. Bush
----------------------
Paul S. Bush              President, Chief
                          Executive Officer, and
                          Chairman of the Board
                          of Directors                     March 21, 2000

/s/ Robert L. Ayres
----------------------
Robert L. Ayres           Executive Vice President,
                          Chief Operating Officer,
                          Chief Financial Officer,
                          and Director                     March 21, 2000

/s/ Lewis H. Aronson
----------------------
Lewis H. Aronson          Senior Vice President of
                          Operations
                          and Director                     March 21, 2000

/s/ Douglas S. Bush
------------------------
Douglas S. Bush           Vice President of
                          Merchandising
                          and Director                     March 21, 2000

/s/ Gregory P. Bush
------------------------
Gregory P. Bush           Senior Vice President of
                          Product Development and
                          Research and Development
                          and Director                     March 21, 2000

/s/ Donald F. Hauck
------------------------
Donald F. Hauck           Senior Vice President
                          and Director                     March 21, 2000

/s/ David G. Messinger
------------------------
David G. Messinger        Senior Vice President of
                          Sales and Marketing
                          and Director                     March 21, 2000

/s/ Paul A. Benke
------------------------
Paul A. Benke             Director                         March 21, 2000

/s/ Jerald D. Bidlack
------------------------
Jerald D. Bidlack         Director                         March 21, 2000

/s/ David G. Dawson
------------------------
David G. Dawson           Director                         March 21, 2000

/s/ Robert E. Hallagan
------------------------
Robert E. Hallagan        Director                         March 21, 2000

/s/ Erland E. Kailbourne
------------------------
Erland E. Kailbourne      Director                         March 21, 2000