Form 10-Q
period 2000-04-01
BUSH INDUSTRIES INC
filed 2000-05-12
CIK 758604

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000
                               -------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

                                 One Mason Drive
                                  P.O. Box 460
                         Jamestown, New York 14702-0460
          ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 665-2000
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X             No
    ------                 ------

Number of shares of Common Stock outstanding as of April 1, 2000: 10,332,225 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                    APRIL 1,                JANUARY 1,
                                                                        2000                      2000
                                                                    --------                ----------
                                                                   (Unaudited)
                                                                              (In thousands)
ASSETS
------
Current Assets:
   Cash                                                             $2,506                    $2,704
   Accounts receivable                                              35,377                    34,585
   Inventories                                                      58,347                    55,681
   Prepaid expenses and other current assets                        10,933                    11,356
                                                                  --------                  --------
        Total Current Assets                                       107,163                   104,326

Property, Plant and Equipment, Net                                 197,612                   198,300

Other Assets                                                        26,427                    26,955
                                                                  --------                  --------

TOTAL ASSETS                                                      $331,202                  $329,581
                                                                  ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                $21,165                   $22,401
   Income taxes                                                      2,548                       585
   Other accrued liabilities                                        37,052                    40,389
   Current portion of long-term debt                                   423                       495
                                                                  --------                  --------
        Total Current Liabilities                                   61,188                    63,870

Deferred Income Taxes                                                8,442                     8,427
Other Long-term Liabilities                                          7,518                     7,940
Long-term Debt                                                     128,050                   124,765
                                                                  --------                  --------
        Total Liabilities                                          205,198                   205,002

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,562,972 and 10,554,456 shares issued                      1,056                     1,055

        Class B, $.10 par, 6,000,000 shares authorized,
        3,395,365 shares issued                                        340                       340

Paid-in capital                                                     20,900                    20,826
Retained earnings                                                  108,924                   105,615
Accumulated other comprehensive income                               1,773                     1,733
                                                                  --------                  --------
                                                                   132,993                   129,569

Less treasury stock, 230,747 and 81,913 Class A shares              (3,209)                   (1,146)
Less notes receivable related to common stock                       (3,780)                   (3,844)
                                                                  --------                  --------
        Total Stockholders' Equity                                 126,004                   124,579
                                                                  --------                  --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $331,202                  $329,581
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

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                  (Unaudited)


                                                      THIRTEEN WEEKS ENDED
                                                     ----------------------
                                             APRIL 1,                  APRIL 3,
                                                 2000                      1999
                                             --------                  --------
                                               (In thousands, except shares
                                                    and per share data)

Net Sales                                    $122,166                  $111,585

Costs and Expenses:

   Cost of sales                               84,733                    81,332
   Selling, general and administrative         27,680                    25,958
   Restructuring                                    0                     9,672
   Interest                                     2,726                     2,034
                                             --------                  --------
                                              115,139                   118,996

Earnings (Loss) Before Income Taxes             7,027                    (7,411)

Income Tax Expense (Benefit)                    3,025                    (1,971)
                                               ------                  --------
Net Earnings (Loss)                            $4,002                   ($5,440)
                                               ======                  ========

Earnings (Loss) per Share
   Basic                                        $0.29                    ($0.39)
   Diluted                                      $0.28                    ($0.39)

Weighted Average Shares Outstanding
   Basic                                   13,807,020                13,876,860
   Diluted                                 14,376,524                14,271,384


See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                   (Unaudited)


                                                            THIRTEEN WEEKS ENDED
                                                            --------------------
                                                            APRIL 1,    APRIL 3,
                                                                2000        1999
                                                            --------    --------
                                                               (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings (loss)                                       $4,002     ($5,440)
   Adjustment to reconcile:
      Depreciation and amortization                           4,174       3,958
      Deferred income taxes                                     436      (2,949)
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                    (1,005)      2,700
      Inventories                                            (3,224)      4,489
      Prepaid expenses and other current assets                 (93)        138
      Accounts payable                                         (666)     (9,211)
      Income taxes                                            1,949         640
      Other accrued liabilities                              (2,790)     10,029
                                                            -------    --------
         Net cash provided by operating activities            2,783       4,354

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Capital expenditures                                      (5,211)    (11,505)
   Increase in other assets                                    (137)       (491)
                                                            -------    --------
      Net cash used in investing activities                  (5,348)    (11,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Repayment of long-term debt                                 (179)       (251)
   Proceeds from long-term debt                               5,379       9,164
   Purchase of Class A stock for treasury                    (2,001)          0
   Exercise of stock options by employees                        76           0
   Dividends paid                                              (693)       (694)
                                                            -------    --------
      Net cash provided by financing activities               2,582       8,219

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (215)        369

NET (DECREASE) INCREASE IN CASH                                (198)        946

CASH AT BEGINNING OF PERIOD                                   2,704       2,236
                                                            -------    --------

CASH AT END OF PERIOD                                        $2,506      $3,182
                                                            =======    ========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Thirteen weeks ended April 1, 2000


1. The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended January 1, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended January 1, 2000.

     The Company operates and manages its business in one reportable industry segment - the design, manufacture and sale of both RTA (ready to assemble) and set-up furniture for the home and office.

     The foregoing financial information reflects all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

2. On February 29, 2000, the Company executed a definitive agreement with certain members of the Rohr family to acquire the family's approximately 49% interest in Rohr-Bush GmbH & Co., a German furniture manufacturer. The transaction is expected to close on or before October 31, 2000.

3. During the first quarter of 1999, the Company finalized plans to restructure certain of its operations, resulting in non-recurring restructuring costs amounting to $9,672,000 being charged to expense in 1999. As of January 1, 2000, all components of the restructuring were complete and the only liability remaining for the restructuring was $1,685,000 for severance to terminated employees. Cash paid to severed employees totaled $1,544,000 in the first quarter of fiscal year 2000, resulting in an ending liability of $141,000.

4. Total comprehensive income (loss) for the first quarter of 2000 and 1999 was as follows:


                                                  THIRTEEN WEEKS ENDED
                                                 ----------------------
                                                 APRIL 1,      APRIL 3,
                                                     2000          1999
                                                 --------      --------
                                                      (In thousands)
     Net income (loss)                             $4,002      ($5,440)
     Accumulated other comprehensive income            40          791
                                                   ------      -------
     Total comprehensive income (loss)             $4,042      ($4,649)

5.   Inventories consist of the following:

                                                 APRIL 1,    JANUARY 1,
                                                     2000          2000
                                                 --------    ----------
                                                      (In thousands)
     Raw material                                 $20,305       $16,533
     Work in progress                               6,678         7,077
     Finished goods                                31,364        32,071
                                                  -------       -------
                                                  $58,347       $55,681

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
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


RESULTS OF OPERATIONS:
----------------------

     First quarter sales for the 13 week period ended April 1, 2000 were $122,166,000. This represented an increase of $10,581,000, or approximately 9.5%, compared to net sales of $111,585,000 for the 13 week period ended
April 3, 1999. The increase in net sales was attributable to continued good sell-through at retail and increased new product placements at several key retail customers in the United States, and was partially offset by lower sales from the Company's European operation, which was a result of our planned downsizing of operations initiated during the first quarter of 1999.

     Cost of sales increased $3,401,000 for the 13 week period ended April 1, 2000, compared to the 13 week period ended April 3, 1999. The increase in cost of sales was primarily due to higher sales volumes. Cost of sales as an approximate percentage of net sales decreased by 3.5%, from 72.9% in the first quarter of 1999 to 69.4% in the first quarter of 2000. The decrease in cost of sales as a percentage of net sales was primarily a result of product mix and improvement in operating efficiencies, partially offset by certain increases in raw material costs.

     Selling, general and administrative expenses increased $1,722,000 for the 13 week period ended April 1, 2000, compared to the 13 week period ended
April 3, 1999, and as an approximate percentage of net sales decreased from 23.3% in the first quarter of 1999 to 22.7% in the first quarter of 2000. The increase in selling, general and administrative expenses was primarily the result of increased costs associated with the Company's higher sales volumes.

     Interest expense for the 13 week period ended April 1, 2000, increased to $2,726,000 (or approximately 2.2% of net sales) from $2,034,000 (or approximately 1.8% of net sales) for the 13 week period ended April 3, 1999. The increase in interest expense was primarily due to higher average interest rates paid on the Company's revolving credit facility and an increase in average debt.

     Income tax rate increased as a percentage of earnings (loss) before income taxes from 26.6% to 43.0% for the first quarter of 1999 compared to the first quarter of 2000. The increase was primarily the result of lower deferred tax rates on the first quarter 1999 restructuring charges attributable to the Company's 51% owned Rohr-Bush subsidiary.

     During the first quarter of 1999, the Company finalized plans to restructure certain of its operations, resulting in non-recurring restructuring costs amounting to $9,672,000 being charged to expense in 1999. As of January 1, 2000, all components of the restructuring were complete and the only liability remaining for the restructuring was $1,685,000 for severance to terminated employees. Cash paid to severed employees totaled $1,544,000 in the first quarter of fiscal year 2000, resulting in an ending liability of $141,000.

     On February 29, 2000, the Company executed a definitive agreement with certain members of the Rohr family to acquire the family's approximately 49% interest in Rohr-Bush GmbH & Co., a German furniture manufacturer. The transaction is expected to close on or before October 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     Working capital at first quarter-end 2000 increased by $5,519,000, as compared to working capital at year-end 1999. Such increased working capital was due primarily to decreases in other accrued liabilities and accounts payable and an increase in inventories. Partially offsetting these factors was an increase in income tax liability. Total assets at first quarter-end 2000 increased $1,621,000 over year-end 1999 due, in part, to an increase in inventory, partially offset by decreases in other assets and prepaid expenses and other current assets. In addition, total liabilities remained virtually unchanged, increasing $196,000 over year-end 1999. The increase in long term debt was almost equally offset by decreases in total current liabilities and other long term liabilities.

     The Company spent $5,211,000 on capital expenditures during the first quarter of 2000, which were financed primarily with increased debt and net cash flow from operating activities. Capital expenditures for fiscal year 2000 are currently forecasted to be approximately $30 to 35 million.

     The Company has a revolving credit facility, initially effective as of June 27, 1997 and as amended, with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. The amendments that the Company entered into in 2000 are summarized as follows. The Company entered into a fourth amendment, dated as of February 29, 2000, that permitted, based on certain financial tests, the applicable margin to be reduced earlier than provided for in the existing credit facility, as previously amended. The Company entered into a fifth amendment, dated as of May 2, 2000, that modified the amount of money the Company can borrow from an aggregate $175,000,000 to an aggregate $210,000,000.

     The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. The loan is due June 30, 2003 with a balloon payment of the then remaining principal and any accrued interest. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.5% to 2.00%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $210,000,000 maximum amount of borrowing permitted under the credit facility.

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

                           Part II. OTHER INFORMATION
                           --------------------------


ITEM 6.   EXHIBITS AND REPORTS ON 8-K
-------   ---------------------------

          (a)  Exhibits:

               EX-27    Financial Data Schedule

          (b)  Reports on Form 8-K:

               During the first quarter of 2000, an 8-K was filed on March 17, 2000 regarding the fourth amendment dated February 29, 2000 to the Company's existing credit facility with The Chase Manhattan Bank, N.A. and other lending institutions.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       BUSH INDUSTRIES, INC.
                                                 -------------------------------
                                                            (Registrant)



Date:  May 11, 2000                        By:   /s/  Robert L. Ayres
     ------------------                          -------------------------------
                                                           (Signature)
                                                 Robert L. Ayres
                                                 Executive Vice President,
                                                 Chief Operating Officer
                                                 and Chief Financial Officer