Form 10-Q
period 2000-07-01
BUSH INDUSTRIES INC
filed 2000-08-02
CIK 758604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000
                               ------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------    ---------------------

Commission file number    1-8884
                        ----------

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

                                 One Mason Drive
                                  P.O. Box 460
                         Jamestown, New York 14702-0460
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 665-2000
                -------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
    -------       -------

Number of shares of Common Stock outstanding as of July 1, 2000: 10,210,297 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                     JULY 1,         JANUARY 1,
                                                                                        2000               2000
                                                                             ---------------     --------------
                                                                                 (Unaudited)
                                                                                        (In thousands)
ASSETS
------
Current Assets:
   Cash                                                                               $2,826             $2,704
   Accounts receivable                                                                43,702             34,585
   Inventories                                                                        73,806             55,681
   Prepaid expenses and other current assets                                          12,967             11,356
                                                                                     -------            -------
        Total Current Assets                                                         133,301            104,326

Property, Plant and Equipment, Net                                                   203,040            198,300

Other Assets                                                                          26,005             26,955
                                                                                     -------            -------

TOTAL ASSETS                                                                        $362,346           $329,581
                                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                                  $21,741            $22,401
   Income taxes                                                                            0                585
   Other accrued liabilities                                                          36,461             40,389
   Current portion of long-term debt                                                     427                495
                                                                                      ------             ------
        Total Current Liabilities                                                     58,629             63,870

Deferred Income Taxes                                                                  8,383              8,427
Other Long-term Liabilities                                                            6,980              7,940
Long-term Debt                                                                       161,368            124,765
                                                                                     -------            -------
         Total Liabilities                                                           235,360            205,002
                                                                                     -------            -------

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,566,044 and 10,554,456 shares issued                                        1,057              1,055

        Class B, $.10 par, 6,000,000 shares authorized,
        3,395,365 shares issued                                                          340                340

   Paid-in capital                                                                    20,909             20,826
   Retained earnings                                                                 111,645            105,615
   Accumulated other comprehensive income                                              2,192              1,733
                                                                                     -------            -------
                                                                                     136,143            129,569

Less treasury stock, 355,747 and 81,913 Class A shares                               (5,377)            (1,146)
Less notes receivable related to common stock                                        (3,780)            (3,844)
                                                                                     -------            -------
        Total Stockholders' Equity                                                   126,986            124,579
                                                                                     -------            -------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $362,346           $329,581
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

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)



                                                 THIRTEEN WEEKS ENDED
                                            ------------------------------
                                            JULY 1,                JULY 3,
                                               2000                   1999
                                            -------                -------
                                             (In thousands, except shares
                                                  and per share data)


Net Sales                                  $104,868                $98,873

Costs and Expenses:

   Cost of sales                             72,508                 68,206
   Selling, general and administrative       24,170                 24,289
   Interest                                   2,812                  2,228
                                             ------                 ------
                                             99,490                 94,723

Earnings Before Income Taxes                  5,378                  4,150

Income Taxes                                  1,969                  1,849
                                              -----                  -----

Net Earnings                                 $3,409                 $2,301
                                             ======                 ======


Earnings per Share
   Basic                                      $0.25                  $0.17
   Diluted                                    $0.24                  $0.16

Weighted Average Shares Outstanding
   Basic                                 13,679,958             13,876,860
   Diluted                               14,317,991             14,468,594


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)



                                                 TWENTY-SIX WEEKS ENDED
                                            ------------------------------
                                            JULY 1,                JULY 3,
                                               2000                   1999
                                            -------                -------
                                              (In thousands, except shares
                                                   and per share data)


Net Sales                                  $227,034               $210,458

Costs and Expenses:

   Cost of sales                            157,241                149,538
   Selling, general and administrative       51,850                 50,247
   Restructuring                                  0                  9,672
   Interest                                   5,538                  4,262
                                            -------                -------
                                            214,629                213,719

Earnings (Loss) Before Income Taxes          12,405                (3,261)

Income Tax Expense (Benefit)                  4,994                  (122)
                                             ------               --------

Net Earnings (Loss)                          $7,411               ($3,139)
                                             ======               ========


Earnings (Loss) per Share
   Basic                                      $0.54                ($0.23)
   Diluted                                    $0.52                ($0.23)

Weighted Average Shares Outstanding
   Basic                                 13,743,488             13,876,860
   Diluted                               14,348,461             13,876,860


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                   (Unaudited)


                                                                                         TWENTY-SIX WEEKS ENDED
                                                                                    -------------------------------
                                                                                    JULY 1,                 JULY 3,
                                                                                       2000                   1999
                                                                                    -------                 -------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings (loss)                                                               $7,411               ($3,139)
   Adjustment to reconcile:
      Depreciation and amortization                                                   8,342                  7,716
      Deferred income taxes                                                              64                (3,670)
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                                           (9,666)                  9,138
      Inventories                                                                  (19,342)                (4,153)
      Prepaid expenses and other current assets                                     (1,915)                  (803)
      Accounts payable                                                                  659                (5,227)
      Income taxes                                                                    (611)                  1,615
      Other accrued liabilities                                                     (2,721)                  8,684
                                                                                   --------               --------
         Net cash (used in) provided by operating activities                       (17,779)                 10,161
                                                                                   --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Capital expenditures                                                            (17,011)               (15,661)
   Increase in other assets                                                           (432)                  (754)
                                                                                   --------               --------
      Net cash used in investing activities                                        (17,443)               (16,415)
                                                                                   --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Repayment of long-term debt                                                        (283)                  (427)
   Proceeds from long-term debt                                                      41,317                  8,161
   Purchase of Class A stock for treasury                                           (4,167)                      0
   Exercise of stock options by employees                                                85                      0
   Dividends paid                                                                   (1,382)                (1,388)
                                                                                   --------               --------
      Net cash provided by financing activities                                      35,570                  6,346
                                                                                   --------               --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (226)                    603
                                                                                      -----                    ---
NET INCREASE IN CASH                                                                    122                    695

CASH AT BEGINNING OF PERIOD                                                           2,704                  2,236
                                                                                     ------                 ------

CASH AT END OF PERIOD                                                                $2,826                 $2,931
                                                                                     ======                 ======

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                      Twenty-six weeks ended July 1, 2000


1. The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended January 1, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the fiscal year ended January 1, 2000.

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

3. During the first quarter of 1999, the Company finalized plans to restructure certain of its operations, resulting in non-recurring restructuring costs amounting to $9,672,000 being charged to expense in 1999. As of January 1, 2000, all components of the restructuring were complete and the only liability remaining for the restructuring was $1,685,000 for severance to terminated employees. Cash paid to severed employees totaled $1,685,000 in the first half of fiscal year 2000, resulting in no liability at July 1, 2000.

4. The following tables set forth total comprehensive income for the 13 week and 26 week periods indicated below.


                                                        THIRTEEN WEEKS ENDED
                                                    ---------------------------
                                                    JULY 1,             JULY 3,
                                                       2000                1999
                                                    -------             -------
                                                           (In thousands)
     Net income                                      $3,409              $2,301
     Accumulated other comprehensive income             419                 768
                                                     ------              ------
     Total comprehensive income                      $3,828              $3,069
                                                     ======              ======

                                                      TWENTY-SIX WEEKS ENDED
                                                    ----------------------------
                                                    JULY 1,              JULY 3,
                                                       2000                 1999
                                                    -------              -------
                                                           (In thousands)
     Net income (loss)                               $7,411             ($3,139)
     Accumulated other comprehensive income             459                1,559
                                                     ------             --------
     Total comprehensive income (loss)               $7,870             ($1,580)
                                                     ======             ========


5.   Inventories consist of the following:


                                                    JULY 1,          JANUARY 1,
                                                       2000                2000
                                                    -------          ----------
                                                           (In thousands)

     Raw material                                   $20,564              $16,533
     Work in progress                                 6,821                7,077
     Finished goods                                  46,421               32,071
                                                    -------              -------
                                                    $73,806              $55,681
                                                    =======              =======


6.   Segment Reporting

     The Company operates and manages its business in two reportable industry segments; Furniture and Surface Technologies. Furniture is the design, manufacture and sale of both RTA (ready to assemble) and set-up furniture for the home and office. Surface Technologies provides finishing, design, and decorating services utilizing "surface technologies" in diverse applications. Until the second quarter of 2000, Surface Technologies did not meet the requirements as a separate reportable segment in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior period segment information has been restated to reflect the newly reportable segment.

     The Company evaluates performance of the segments based on earnings before income taxes. For purposes of segment reporting, intercompany sales transfers between segments are not material. The accounting policies of the segments are the same as those described and referenced in Note 1.

     The following tables set forth reportable segment data for the periods indicated below.

                                                                THIRTEEN WEEKS ENDED
                                                             ---------------------------
                                                             JULY 1,             JULY 3,
                                                                2000                1999
                                                             -------             -------
                                                                    (In thousands)
     Net Sales:
        Furniture                                            $99,302             $94,079
        Surface Technologies                                   5,566               4,794
                                                            --------             -------
        Consolidated Net Sales                              $104,868             $98,873
                                                            ========             =======

     Earnings Before Income Taxes:
        Furniture                                             $4,000              $3,236
        Surface Technologies                                   1,378                 914
                                                              ------              ------
        Consolidated Earnings Before Income Taxes             $5,378              $4,150
                                                              ======              ======

                                                                TWENTY-SIX WEEKS ENDED
                                                             ---------------------------
                                                             JULY 1,             JULY 3,
                                                                2000                1999
                                                             -------             -------
                                                                    (In thousands)
     Net Sales:
        Furniture                                           $218,204            $202,097
        Surface Technologies                                   8,830               8,361
                                                            --------            --------
        Consolidated Net Sales                              $227,034            $210,458
                                                            ========            ========

     Earnings (Loss) Before Income Taxes:
        Furniture Without Restructuring                      $10,762              $5,136
        Furniture Restructuring (Note 3)                           0              (9,672)
        Surface Technologies                                   1,643               1,275
                                                             -------            --------
        Consolidated Earnings (Loss) Before Income Taxes     $12,405             ($3,261)
                                                             =======            ========

                                                             JULY 1,          JANUARY 1,
                                                                2000                2000
                                                             -------          ----------
                                                                    (In thousands)
     Total Assets
        Furniture                                           $346,238            $314,888
        Surface Technologies                                  16,108              14,693
                                                            --------            --------
        Consolidated Total Assets                           $362,346            $329,581
                                                            ========            ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

     Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q are forward-looking statements, and are identified by words such as "may", "will", "should", "expect", "scheduled", "plan", "intend", "contemplate", "believe", "anticipate", or the negative of such words or other similar words. Forward looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS:
----------------------

    Second quarter sales for the 13 week period ended July 1, 2000 were $104,868,000 and first half sales for the 26 week period ended July 1, 2000 were $227,034,000. This represents an increase of $5,995,000, or approximately 6.1%, compared to net sales of $98,873,000 for the 13 week period ended July 3, 1999 and a first half increase of $16,576,000, or approximately 7.9%, compared to net sales of $210,458,000 for the 26 week period ended July 3, 1999. The sales increase for the 13 and 26 week periods ended July 1, 2000 resulted from new product placements and improved product sell-through at several key U.S. retail customers.

     Cost of sales increased $4,302,000 for the 13 week period ended July 1, 2000, compared to the 13 week period ended July 3, 1999. Cost of sales as an approximate percentage of net sales increased by 0.1% from 69.0% in the second quarter of 1999 to 69.1% in the second quarter of 2000. Cost of sales increased by $7,703,000 for the 26 week period ended July 1, 2000, compared to the 26 week period ended July 3, 1999. Cost of sales as an approximate percentage of net sales decreased by 1.8% from 71.1% in the first half of 1999 to 69.3% in the first half of 2000. The change in cost of sales as a percentage of net sales for both the 13 and 26 week period ended July 1, 2000 was primarily due to operating performance offset by certain increases in raw material costs.

     Selling, general and administrative expenses decreased $119,000 for the 13 week period ended July 1, 2000, compared to the 13 week period ended July 3, 1999. For the 26 week period ended July 1, 2000, selling, general and administrative expenses increased by $1,603,000 as compared to the 26 week period ended July 3, 1999. The first half of 2000 increases in selling, general and administrative expenses were primarily a result of increased costs associated with the Company's higher sales volumes. Selling, general and administrative expenses as an approximate percentage of net sales decreased by 1.6% from 24.6% in the second quarter of 1999 to 23.0% in the second quarter of 2000 and decreased by 1.1% from 23.9% in the first half of 1999 to 22.8% in the first half of 2000.

     Interest expense for the 13 week period ended July 1, 2000 increased to $2,812,000 (or approximately 2.7% of net sales) from $2,228,000 (or approximately 2.3% of net sales) for the 13 week period ended July 3, 1999. Interest expense for the 26 week period ended July 1, 2000 increased to $5,538,000 (or approximately 2.4% of net sales) from $4,262,000 (or approximately 2.0% of net sales). The increase in interest expense was primarily due to an increase in average debt and increases in LIBOR rates.

     The consolidated effective income tax rate for the 13 and 26 week periods ended July 1, 2000 was 36.6% and 40.3%, respectively. The tax rates for the same periods in 1999 were 44.6% and 3.7%, respectively. The variance in rates is primarily related to the impact of the lower deferred tax rates attributable to the 51% owned Rohr-Bush subsidiary.

     During the first quarter of 1999, the Company finalized plans to restructure certain of its operations, resulting in non-recurring restructuring costs amounting to $9,672,000 being charged to expense in 1999. As of January 1, 2000, all components of the restructuring were complete and the only liability remaining for the restructuring was $1,685,000 for severance to terminated employees. Cash paid to severed employees totaled $1,685,000 in the first half of fiscal year 2000, resulting in no liability at July 1, 2000.

     On February 29, 2000, the Company executed a definitive agreement with certain members of the Rohr family to acquire the family's approximately 49% interest in Rohr-Bush GmbH & Co., a German furniture manufacturer. The transaction is expected to close on or before October 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     Working capital at first half-end 2000 increased by $34,216,000, as compared to working capital at year-end 1999. Such increased working capital was due, in part, to a increase in inventories, put in place to ensure satisfactory serviceability to the Company's customers, an increase in accounts receivable, due to the timing of payments from a major customer, and a decrease in other accrued liabilities. Total assets at first half-end 2000 increased $32,765,000 over year-end 1999 primarily as a result of a increase in inventories and accounts receivable, as discussed above, and an increase in property, plant and equipment associated with capital expenditures in excess of depreciation. In addition, total liabilities increased $30,358,000 at first half-end 2000, due mostly to an increase in long-term debt, partially offset by decreases in current liabilities and other long-term liabilities.

     The Company spent $17,011,000 on capital expenditures during the first half of 2000, which were financed primarily with increased debt. Capital expenditures for fiscal year 2000 are currently forecasted to be approximately $30 to $35 million.

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

                          Part II. OTHER INFORMATION
                          --------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

        A. At the Annual Meeting of Stockholders held on May 11, 2000, the following matters were submitted to a vote of the stockholders, and the results of their vote is noted. The Class A Directors were elected solely by the Class A stockholders and the Class B Directors were elected solely by the Class B stockholders. With respect to other matters, the shares of Class A Common Stock and the shares of Class B Common Stock vote as a single class, with each share of Class A Common Stock having one-tenth vote per share, and each share of Class B Common Stock having one vote per share.

            1.  Class A Directors Elected.

                Paul A. Benke: 8,182,514 shares for; 987,356 shares withheld Jerald D. Bidlack: 8,186,780 shares for; 983,090 shares withheld David G. Dawson: 8,184,286 shares for; 985,584 shares withheld Robert E. Hallagan: 8,185,955 shares for; 983,915 shares withheld
                Erland E. Kailbourne: 8,187,585 shares for; 982,285 shares withheld



            2.  Class B Directors Elected

                Paul S. Bush
                Robert L. Ayres
                Lewis H. Aronson
                Douglas S. Bush
                Gregory P. Bush
                Donald F. Hauck
                David G. Messinger

                For all of the above: 3,389,205  shares for; 0 shares withheld



            3. Approval of the proposal to ratify an amendment to the Company's 1995 Stock Plan to increase the number of shares of Class A Common Stock subject to such plan by an aggregate 250,000 shares of Class A Common Stock.

                4,130,085 votes for; 171,884 votes against, 4,223 votes abstain

            4. Approval of a motion from the floor to increase the number of shares of Class A Common Stock subject to the Company's 1995 Stock Plan by an additional 250,000 shares of Class A Common Stock, bringing the cumulative increase of Class A Common Stock under the Plan to a total of 500,000 shares of Class A Common Stock.

                4,306,192 votes for; 0 votes against, 0 votes abstain


            5. Ratification of the appointment by the Board of Directors of Deloitte & Touche LLP, as the Company's independent auditors for the fiscal year ended December 30, 2000.

                4,303,904 votes for; 1,576 votes against; 713 votes abstain



ITEM 6. EXHIBITS AND REPORTS ON 8-K
------- ---------------------------

            (a) Exhibits: None

            (b) Reports on Form 8-K:

                During the second quarter of 2000, an 8-K was filed on June 5, 2000 regarding the fifth amendment, dated May 2, 2000, to the Company's existing credit facility with The Chase Manhattan Bank, N.A. and other lending institutions.

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



Date:     August 2, 2000               By:   /s/ Robert L. Ayres
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