Form 10-Q
period 2000-09-30
BUSH INDUSTRIES INC
filed 2000-11-09
CIK 758604

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------
                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to __________________

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

                                One Mason Drive
                                 P.O. Box 460
                        Jamestown, New York 14702-0460
                    --------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

Yes    X       No ______
    ------

Number of shares of Common Stock outstanding as of September 30, 2000:
10,218,299 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                         SEPTEMBER 30,        JANUARY 1,
                                                                  2000              2000
                                                         -------------        ----------
                                                            (Unaudited)
                                                                    (In thousands)
ASSETS
------
Current Assets:
   Cash                                                       $    608          $  2,704
   Accounts receivable                                          30,706            34,585
   Inventories                                                  81,754            55,681
   Prepaid expenses and other current assets                    12,230            11,356
                                                              --------          --------
        Total Current Assets                                   125,298           104,326

Property, Plant and Equipment, Net                             202,821           198,300

Other Assets                                                    25,786            26,955
                                                              --------          --------
TOTAL ASSETS                                                  $353,905          $329,581
                                                              ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                           $ 22,245          $ 22,401
   Income taxes                                                  1,108               585
   Other accrued liabilities                                    33,695            40,389
   Current portion of long-term debt                               430               495
                                                              --------          --------
        Total Current Liabilities                               57,478            63,870

Deferred Income Taxes                                           10,090             8,427
Other Long-term Liabilities                                      7,142             7,940
Long-term Debt                                                 146,634           124,765
                                                              --------          --------
         Total Liabilities                                     221,344           205,002
                                                              --------          --------
Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,574,046 and 10,554,456 shares issued                  1,057             1,055

        Class B, $.10 par, 6,000,000 shares authorized,
        3,395,365 shares issued                                    340               340

   Paid-in capital                                              21,016            20,826
   Retained earnings                                           117,234           105,615
   Accumulated other comprehensive income                        2,070             1,733
                                                              --------          --------
                                                               141,717           129,569
Less treasury stock, 355,747 and 81,913 Class A shares          (5,376)           (1,146)
Less notes receivable related to common stock                   (3,780)           (3,844)
                                                              --------          --------
        Total Stockholders' Equity                             132,561           124,579
                                                              --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $353,905          $329,581
                                                              ========          ========

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)

                                                      THIRTEEN WEEKS ENDED
                                                   --------------------------
                                                   SEPTEMBER 30,   OCTOBER 2,
                                                            2000         1999
                                                   -------------  -----------
                                                  (In thousands, except shares
                                                      and per share data)

Net Sales                                            $   107,078  $   107,819

Costs and Expenses:

   Cost of sales                                          71,889       74,720
   Selling, general and administrative                    21,848       25,068
   Interest                                                3,168        2,547
                                                     -----------  -----------
                                                          96,905      102,335

Earnings Before Income Taxes                              10,173        5,484

Income Taxes                                               3,903        2,319
                                                     -----------  -----------

Net Earnings                                         $     6,270  $     3,165
                                                     ===========  ===========

Earnings per Share
   Basic                                             $      0.46  $      0.23
   Diluted                                           $      0.44  $      0.22

Weighted Average Shares Outstanding
   Basic                                              13,610,933   13,879,105
   Diluted                                            14,121,227   14,391,017

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                                  (Unaudited)

                                                    THIRTY-NINE WEEKS ENDED
                                                   --------------------------
                                                   SEPTEMBER 30,   OCTOBER 2,
                                                            2000         1999
                                                   -------------   ----------
                                                  (In thousands, except shares
                                                      and per share data)

Net Sales                                            $   334,112  $   318,277

Costs and Expenses:

   Cost of sales                                         229,130      224,258
   Selling, general and administrative                    73,698       75,315
   Restructuring                                               0        9,672
   Interest                                                8,706        6,809
                                                     -----------  -----------
                                                         311,534      316,054

Earnings Before Income Taxes                              22,578        2,223

Income Taxes                                               8,897        2,197
                                                     -----------  -----------

Net Earnings                                         $    13,681  $        26
                                                     ===========  ===========

Earnings per Share
   Basic                                             $      1.00  $      0.00
   Diluted                                           $      0.96  $      0.00

Weighted Average Shares Outstanding
   Basic                                              13,699,303   13,877,608
   Diluted                                            14,276,919   14,383,085

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                                 THIRTY-NINE WEEKS ENDED
                                                           ----------------------------------
                                                           SEPTEMBER 30,           OCTOBER 2,
                                                                    2000                 1999
                                                           -------------           ----------
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings                                                 $ 13,681             $     26
   Adjustment to reconcile:
      Depreciation and amortization                               13,288               10,932
      Deferred income taxes                                        1,174               (3,162)
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                          3,426               10,063
      Inventories                                                (27,197)               1,724
      Prepaid expenses and other current assets                     (546)                (988)
      Accounts payable                                               979              (16,103)
      Income taxes                                                   568                2,545
      Other accrued liabilities                                   (5,445)               8,936
                                                                --------             --------
         Net cash (used in) provided by operating activities         (72)              13,973
                                                                --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Capital expenditures                                          (20,898)             (24,468)
   Increase in other assets                                         (582)                (946)
                                                                --------             --------
      Net cash used in investing activities                      (21,480)             (25,414)
                                                                --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Repayment of long-term debt                                      (389)                (604)
   Proceeds from long-term debt                                   26,094               13,499
   Purchase of Class A stock for treasury                         (4,167)                   0
   Exercise of stock options by employees                            149                   18
   Dividends paid                                                 (2,062)              (2,082)
                                                                --------             --------
      Net cash provided by financing activities                   19,625               10,831
                                                                --------             --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (169)                 701
                                                                --------             --------

NET (DECREASE) INCREASE IN CASH                                   (2,096)                  91

CASH AT BEGINNING OF PERIOD                                        2,704                2,236
                                                                --------             --------
CASH AT END OF PERIOD                                           $    608             $  2,327
                                                                ========             ========

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                  Thirty-nine weeks ended September 30, 2000


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

2. On February 29, 2000, the Company executed a definitive agreement with certain members of the Rohr family to acquire the family's approximately 49% interest in Rohr-Bush GmbH & Co., a German furniture manufacturer. The transaction closed in October 2000.

3. During the first quarter of 1999, the Company finalized plans to restructure certain of its operations, resulting in non-recurring restructuring costs amounting to $9,672,000 being charged to expense in 1999. As of January 1, 2000, all components of the restructuring were complete and the only liability remaining for the restructuring was $1,685,000 for severance to terminated employees. Cash paid to severed employees totaled $1,685,000 in the first half of fiscal year 2000, resulting in no liability at the end of the second quarter of fiscal year 2000.

4. The following tables set forth total comprehensive income for the 13 week and 39 week periods indicated below.

                                                       THIRTEEN WEEKS ENDED
                                                   ---------------------------
                                                   SEPTEMBER 30,    OCTOBER 2,
                                                            2000          1999
                                                   -------------    ----------
                                                           (In thousands)
     Net income                                        $6,270           $3,165
     Accumulated other comprehensive loss                (122)            (207)
                                                       ------           ------
     Total comprehensive income                        $6,148           $2,958
                                                       ======           ======

                                                   THIRTY-NINE WEEKS ENDED
                                                 ---------------------------
                                                 SEPTEMBER 30,    OCTOBER 2,
                                                          2000          1999
                                                 -------------    ----------
                                                          (In thousands)
     Net income                                        $13,681        $   26
     Accumulated other comprehensive income                337         1,352
                                                       -------        ------
     Total comprehensive income                        $14,018        $1,378
                                                       =======        ======

5.   Inventories consist of the following:

                                                 SEPTEMBER 30,    JANUARY 1,
                                                          2000          2000
                                                 -------------    ----------
                                                        (In thousands)
     Raw material                                      $20,836       $16,533
     Work in progress                                    5,885         7,077
     Finished goods                                     55,033        32,071
                                                       -------       -------
                                                       $81,754       $55,681
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

                                                 THIRTEEN WEEKS ENDED
                                             ----------------------------
                                             SEPTEMBER 30,     OCTOBER 2,
                                                      2000           1999
                                             -------------     ----------
                                                       (In thousands)
Net Sales:
   Furniture                                      $ 96,684       $104,311
   Surface Technologies                             10,394          3,508
                                                  --------       --------
   Consolidated Net Sales                         $107,078       $107,819
                                                  ========       ========

Earnings Before Income Taxes:
   Furniture                                      $  7,185       $  5,332
   Surface Technologies                              2,988            152
                                                  --------       --------
   Consolidated Earnings Before Income Taxes      $ 10,173       $  5,484
                                                  ========       ========


                                                THIRTY-NINE WEEKS ENDED
                                             ----------------------------
                                             SEPTEMBER 30,     OCTOBER 2,
                                                      2000           1999
                                             -------------     ----------
                                                       (In thousands)
Net Sales:
   Furniture                                      $314,888       $306,408
   Surface Technologies                             19,224         11,869
                                                  --------       --------
   Consolidated Net Sales                         $334,112       $318,277
                                                  ========       ========

Earnings Before Income Taxes:
   Furniture Without Restructuring                $ 17,947       $ 10,468
   Furniture Restructuring  (Note 3)                     0         (9,672)
   Surface Technologies                              4,631          1,427
                                                  --------       --------
   Consolidated Earnings Before Income Taxes      $ 22,578       $  2,223
                                                  ========       ========

                                             SEPTEMBER 30,     JANUARY 1,
                                                      2000           2000
                                             -------------     ----------
                                                       (In thousands)
Total Assets
   Furniture                                      $335,367       $314,888
   Surface Technologies                             18,538         14,693
                                                  --------       --------
   Consolidated Total Assets                      $353,905       $329,581
                                                  ========       ========

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

RESULTS OF OPERATIONS:
----------------------

     Third quarter sales for the 13 week period ended September 30, 2000 were $107,078,000 and sales for the 39 week period ended September 30, 2000 were $334,112,000. This represents a decrease of $741,000, or approximately 0.7%, compared to net sales of $107,819,000 for the 13 week period ended October 2, 1999 and a 39 week period increase of $15,835,000, or approximately 5.0%, compared to net sales of $318,277,000 for the 39 week period ended October 2, 1999. Sales for the quarter ended September 30, 2000 were slightly below those for the similar period of a year ago due primarily to both a general softening of the economy, which has created a sluggish retail sales environment, and inventory adjustments from several of our larger customers, partially offset by strong sales gains achieved in the surface technologies segment. Sales for the 39 week period ended September 30, 2000 reflect the sales increase obtained in the first half of fiscal year 2000, which had resulted from new product placements and improved product sell-through at several key U.S. retail customers.

     Cost of sales decreased $2,831,000 for the 13 week period ended September 30, 2000, compared to the 13 week period ended October 2, 1999. Cost of sales as an approximate percentage of net sales decreased by 2.2% from 69.3% in the third quarter of 1999 to 67.1% in the third quarter of 2000. Cost of sales increased by $4,872,000 for the 39 week period ended September 30, 2000, compared to the 39 week period ended October 2, 1999. Cost of sales as an approximate percentage of net sales decreased by 1.9% from 70.5% in the first 39 weeks of 1999 to 68.6% in the first 39 weeks of 2000. Cost of sales as a percentage of net sales was favorably impacted by stronger sales volumes and margins in the surface technologies segment.

     Selling, general and administrative expenses decreased $3,220,000 for the 13 week period ended September 30, 2000, compared to the 13 week period ended October 2, 1999. For the 39 week period ended September 30, 2000, selling, general and administrative expenses decreased by $1,617,000, as compared to the 39 week period ended October 2, 1999. Selling, general and administrative expenses as an approximate percentage of net sales decreased by 2.9% from 23.3% in the third quarter of 1999 to 20.4% in the third quarter of 2000 and decreased by 1.6%
from 23.7% in the first 39 weeks of 1999 to 22.1% in the first 39 weeks of 2000.

     Interest expense for the 13 week period ended September 30, 2000 increased to $3,168,000 (or approximately 3.0% of net sales) from $2,547,000 (or approximately 2.4% of net sales) for the 13 week period ended October 2, 1999. Interest expense for the 39 week period ended September 30, 2000 increased to $8,706,000 (or approximately 2.6% of net sales) from $6,809,000 (or approximately 2.1% of net sales). The increase in interest expense was primarily due to both an increase in average debt, primarily related to the Company's capital expenditures and an increase in average inventory levels, and higher average interest rates paid on the Company's revolving credit facility.

     The consolidated effective income tax rate for the 13 and 39 week periods ended September 30, 2000 was 38.4% and 39.4%, respectively. The tax rates for the comparable periods in 1999 were 42.3% and 98.8%, respectively. The variance in rates is primarily related to the impact of the lower deferred tax rates attributable to the 51% owned Rohr-Bush subsidiary.

     During the first quarter of 1999, the Company finalized plans to restructure certain of its operations, resulting in non-recurring restructuring costs amounting to $9,672,000 being charged to expense in 1999. As of January 1, 2000, all components of the restructuring were complete and the only liability remaining for the restructuring was $1,685,000 for severance to terminated employees. Cash paid to severed employees totaled $1,685,000 in the first half of fiscal year 2000, resulting in no liability at the end of the second quarter of fiscal year 2000.

     On February 29, 2000, the Company executed a definitive agreement with certain members of the Rohr family to acquire the family's approximately 49% interest in Rohr-Bush GmbH & Co., a German furniture manufacturer. The transaction closed in October 2000.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     Working capital at third quarter-end 2000 increased by $27,364,000, as compared to working capital at year-end 1999. Such increased working capital was due, in part, to an increase in inventories, put in place to ensure satisfactory serviceability to the Company's customers and a decrease in other accrued liabilities, partially offset by a decrease in accounts receivable and cash. Total assets at third quarter-end 2000 increased $24,324,000 over year-end 1999 primarily as a result of a increase in inventories and property, plant and equipment, partially offset by decreases in accounts receivable and cash. In addition, total liabilities increased $16,342,000 at third quarter-end 2000 as compared to year-end 1999, due mostly to an increase in long-term debt, partially offset by decreases in current liabilities.

     The Company spent $20,898,000 on capital expenditures during the first three quarters of 2000, which were financed primarily with increased debt. Capital expenditures for fiscal year 2000 are currently forecasted to be approximately $30 to $35 million.

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

     The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. The loan is due June 30, 2003 with a balloon payment of the then remaining principal and any accrued interest. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.5% to 1.50%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $210,000,000 maximum amount of borrowing permitted under the credit facility.

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



IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:
-----------------------------------------------

     In the first quarter of 2001, the Company plans to adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, will require the Company to recognize all derivative financial instruments on the balance sheet at fair value with changes in fair value recorded to the statement of operations or comprehensive income, depending on the nature of the investment. The Company has not yet determined the effect that this standard will have, if any, on the Company's consolidated financial position, results of operations and cash flows.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is effective for transfers occurring after March 31, 2001, with certain disclosure requirements effective for the year ending December 30, 2000. The Company does not believe the adoption of this standard will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended, is required to be adopted by the Company no later than the fourth quarter of fiscal year 2000. Although the Company has not fully assessed the implications of SAB 101, management does not believe the adoption of SAB 101 will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

                        Part II.     OTHER INFORMATION
                        ------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON 8-K
-------   ---------------------------

            (a)  Exhibits:

                 (27) Financial Date Schedule


            (b)  Reports on Form 8-K:

                 None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BUSH INDUSTRIES, INC.
                                             -------------------------------
                                                       (Registrant)



Date:  November 8, 2000                 By:  /s/ Robert L. Ayres
      ------------------------               --------------------------------
                                                       (Signature)
                                             Robert L. Ayres
                                             Executive Vice President,
                                             Chief Operating Officer
                                             and Chief Financial Officer