Form 10-K405
period 2000-12-31
BUSH INDUSTRIES INC
filed 2001-03-21
CIK 758604

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from____________________ to________________

Commission file number           1-8884
                        ---------------------------

                             BUSH INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                            16-0837346
---------------------------------------------          -------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                           Identification No.)

  One Mason Drive, Jamestown, New York                            14702
  ------------------------------------                            -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code        (716) 665-2000
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered

       Class A Common Stock                       New York Stock Exchange
------------------------------------          ---------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
--------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No____
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of December 30, 2000, 10,266,135 shares of Class A Common Stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on December 29, 2000 which was $11.625 per share) of the Class A Common Stock held by non-affiliates was approximately $64,533,000. As of December 30, 2000, 3,395,365 shares of Class B Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 17, 2001, are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934.

                                    PART I

ITEM 1.  BUSINESS
------   --------

(a)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

     Bush Industries, Inc. (the "Company" or the "Registrant"), was incorporated under the laws of the State of Delaware on February 5, 1985. The Company was a successor to a corporation of the same name incorporated under the laws of the State of New York in 1959. The Company's principal place of business is located at One Mason Drive, Jamestown, New York 14702.

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

     In 1996, the Company acquired all of the outstanding and issued capital stock of The ColorWorks, Inc., a North Carolina corporation ("ColorWorks"). ColorWorks, with headquarters located in Greensboro, North Carolina, is a finishing, design and decorating company which holds the master license to the "HydroGraFix" film processing technology in the Western Hemisphere, portions of Central Europe and South Africa. The HydroGraFix process permits the decoration of a variety of geometric shapes, including complex three-dimensional parts. ColorWorks is now part of the surface technologies business segment.

     In the first quarter of 1997, the Company formed a wholly-owned German subsidiary, Bush-Viotechnik GmbH ("Bush-Viotechnik"), to service the global market for advanced "surface technologies" in diverse applications. These applications include products associated with the furniture, automotive, electronics, building and construction industries. Bush-Viotechnik is now a part of the surface technologies business segment.

     On June 30, 1997, the Company acquired a 51% interest in the Rohr Gruppe, a German furniture manufacturer, which name was subsequently changed to Rohr-Bush GmbH & Co. ("Rohr-Bush"). On February 29, 2000, the Company executed a definitive agreement with certain members of the Rohr family to acquire the family's approximately 49% remaining interest in Rohr-Bush. The transaction closed in October 2000.

     On April 22, 1998, the Company acquired all of the issued and outstanding stock of Fournier Furniture, Inc. ("Fournier"), a Virginia based manufacturer of RTA furniture.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

         The Company operates its business in two reportable segments; Furniture and Surface Technologies. Furniture is the design, manufacture and sale of both RTA (ready to assemble) and set-up furniture for the home and office. The Company's Furniture segment includes three product categories that have been aggregated because they share similar economic characteristics and similarities in the areas of products, production processes, types of customers and methods of distribution. The three product categories are installation ready commercial office, home office - home entertainment, and Rohr-Bush Europe. Surface Technologies provides finishing, design and decorating services utilizing "surface technologies" in diverse applications. It specializes in bringing fashion to many different product categories, such as personal use electronics, sporting goods and automotive interiors, through decorated surfaces. The Company's geographic operations outside the United States principally include Germany.


(c)  NARRATIVE DESCRIPTION OF BUSINESS
     -----------------------------------

     The Company's furniture segment is engaged primarily in the design, manufacture and sale of ready-to-assemble ("RTA") and set up furniture products in various price ranges for both business and consumer use and consists of three product categories: installation ready commercial office, home office - home entertainment, and Rohr-Bush Europe. Included within these product categories are audio/video home entertainment centers, audio cabinets, television/VCR carts, wall units, bookcases, bedroom furniture, computer desks and workstations, desks, hutches, armoires and file cabinets.

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

     The Company's surface technologies segment is comprised of ColorWorks and Bush-Viotechnik. ColorWorks is engaged in the finishing and decoration of various substrate materials through painting, the application of the HydroGraFix process and the use of advanced surface technologies developed by Bush-Viotechnik. Cellular phones, firearms, archery equipment and automotive interior components are examples of major product lines decorated by ColorWorks.

     Bush-Viotechnik is involved in the research and development of technologically advanced methods and processes to service the global market for advanced "surface technologies" in diverse applications, including the furniture, automotive, electronics, building and construction industries. Bush-Viotechnik has developed advanced surface technology that supports sublimation release for decoration and a high solid content, ultra violet / electron beam top coating material, both of which have been licensed to various subsidiaries of the Company. The formation of Bush-Viotechnik complements the Company's acquisition of ColorWorks.

Marketing and Distribution

     The Company's furniture products, inclusive of Rohr-Bush, are marketed to a variety of retailers for sale to both business and consumer end-users. The Company's customers include national chains, electronic and computer superstores, discount mass merchants, office supply superstores, office furniture retailers, home furnishings retailers, department stores, home improvement centers, buying groups in Germany, and independent wholesale distributors. The Company's furniture products, inclusive of Rohr-Bush, are sold both through independent manufacturers' representatives and directly by the Company's sales personnel. The Company's furniture products, inclusive of Rohr-Bush, are currently sold to approximately 2,300 customers, and the Company estimates that its products are currently carried in approximately 16,000 retail outlets.

     ColorWorks offers finishing and decorating processing services to manufacturers and end-users of various products. ColorWorks generally provides such services directly and also sublicenses the "HydroGraFix" film processing technology to third parties in varying fields of application and/or geographic areas.

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

Customers

     For the fiscal year ended December 30, 2000, the Company had two customers which accounted for approximately 20% and 18% of the Company's total gross sales. No other single customer accounted for more than 10% of the Company's total gross sales for the fiscal year ended December 30, 2000. While the loss of any substantial customer could have a material short-term impact on the Company's business, the Company believes that its diverse furniture distribution channels would minimize the long-term impact of any such loss.

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

     Competition in the surface technology segment comes not only from other manufacturers employing derivatives of the Company's production methods, but also from alternative product design methods that are available to produce decorated surfaces. The Company believes it provides high quality, cost effective surface decorating through a wide range of options that include painting, the application of the HydroGraFix process and the use of advanced surface technologies developed by Bush-Viotechnik, including sublimation release and the application of high solid content, ultra violet / electron beam top coating material.

Environmental Compliance

     Environmental aspects of the Company's business are regulated primarily by federal and state laws and by the ordinances of the localities where the Company's facilities are located. See Item 3, "Legal Proceedings", for additional information regarding environmental compliance.

Employees

     As of the 2000 fiscal year end, the Company employed a total of approximately 3,300 employees. Since Rohr-Bush is an active member of the German employers' association for the wood and plastics processing industry, it is governed by the collective bargaining agreements for this industry. There are no other collective bargaining agreements covering any of the Company's employees. The Company believes it has good employee relations.


(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
     ------------------------------------------------
     OPERATIONS  AND EXPORT SALES
     ----------------------------

     For the 2000 fiscal year ended December 30, 2000, the Company generated domestic sales of approximately $381,809,000 (or approximately 84.6% of total sales) and foreign sales of approximately $69,388,000 (or approximately 15.4% of total sales). Of the total foreign sales, approximately $11,170,000 (or approximately 2.5% of total sales) represented products exported by the Company from the United States. For the 1999 fiscal year ended January 1, 2000 and the 1998 fiscal year ended January 2, 1999, the Company generated domestic sales of approximately $358,766,000 and $313,908,000, respectively (or approximately 81.2% of total sales for the 1999 fiscal year and approximately 75.9% of total sales for the 1998 fiscal year). Foreign sales for the fiscal years ended January 1, 2000 and January 2, 1999, respectively, were approximately $82,940,000 and $99,619,000 (or approximately 18.8% of total sales for the 1999 fiscal year and approximately 24.1% of total sales for the 1998 fiscal year). Of such total foreign sales, approximately $11,909,000 and $14,288,000 represented products exported by the Company from the United States for the fiscal years ended January 1, 2000 and January 2, 1999, respectively (or approximately 2.7% for the 1999 fiscal year and 3.5% for the 1998 fiscal year).

     ITEM 2.  PROPERTIES
     ------   ----------

     The following table summarizes the Company's principal facilities as of March 1, 2001. All properties primarily relate to the furniture segment, except for the Greensboro, NC and Rutherfordton, NC facilities which relate to the surface technologies segment.

                                                               Approximate
Principal Character and                                             Square          Owned/Leased
use of Property                 Location                           Footage          (Lease Expiration Date)
-----------------------         -------------------       ----------------          -----------------------
Manufacturing and warehouse
facility                           Erie, PA                      1,115,000          Owned (1)

Manufacturing, warehouse and
office facilities                  Mastholte, Germany              815,000          Owned

Manufacturing, warehouse and       Allen Street
office facilities                  Jamestown, NY                   450,000          Owned

Manufacturing, warehouse and       Mason Drive
corporate office facilities        Jamestown, NY                   440,000          Owned

Manufacturing and
warehouse facility                 St. Paul, VA                    285,000          Owned

Manufacturing facility             Mantinghausen, Germany          208,000          Owned

Warehouse facility                 Falconer, NY                    162,000          Leased (December 2005)

Manufacturing and warehouse        Tiffany Street
facility                           Jamestown, NY                   145,000          Owned

Manufacturing facility             Tijuana, Mexico                 135,000          Leased (September 2002)

Manufacturing and warehouse
facilities                         Greensboro, NC                  125,000          Owned

Warehouse facility                 Norton, VA                       93,000          Leased (May 2001)

Manufacturing facility             Little Valley, NY                78,000          Owned

Warehouse facility                 Erie, PA                         63,000          Leased (August 2001)

Manufacturing facility             Rutherfordton, NC                26,000          Owned

Showroom                           High Point, NC                   13,000          Leased (April 2002)

Sales office and
design studio                      Ft. Myers, FL                     5,000          Leased (February 2002)

Showroom                           Chicago, IL                       3,000          Leased (December 2005)

________________

(1) Legal title to the facility is in EIDCO, Inc. in accordance with the terms of low interest financing being provided by the Commonwealth of Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

     On June 17, 1996, an approximate five-mile long area in Little Valley, New York was added to the federal Superfund national priorities list, and with respect thereto, the Company is not aware of any potentially responsible parties having been identified as of the date hereof. In December 1996, the Company responded to a request for information from the United States Environmental Protection Agency ("EPA"), relating to the Company's Little Valley, New York property. No assurance can be given that the Company's response will be sufficient for the EPA, or that the EPA will not pursue further inquiries. The Company understands that the EPA has provided the New York State Department of Environmental Conservation ("DEC") with comments on the investigatory work developed and implemented by the Company with respect to a DEC Order on Consent, as more fully described below. Previously, in November 1995, the Company was notified by the DEC of an alleged violation of a certain environmental regulation concerning the presence of contaminates in the groundwater, including trichloroethene, beneath the Company's property located in Little Valley, New York.

     Between November 1995 and March 1999, the Company and the DEC had discussions concerning the scope of a work plan to conduct a subsurface investigation at the property. Those discussions resulted in the Company entering into an Order on Consent with the DEC to perform investigatory work as set forth in a work plan. As a result of the implementation of the work under the DEC Order on Consent, a groundwater evaluation report was submitted to the DEC on July 6, 1999. The Company received comments on the groundwater evaluation from the DEC on or about September 30, 1999, which included a request for additional information and investigatory work. During November and December 1999, the Company's consultant implemented that additional investigatory work, and submitted a revised groundwater evaluation report to the DEC on February 21, 2000. That report was approved by the DEC on March 31, 2000. As a result of that approval, on July 6, 2000, the Company's consultant submitted a remediation report which evaluated the potential for unacceptable risk to human health or the environment, and evaluated remedial alternatives. The report included a recommended course of action, with supporting rationale. The Company is awaiting the DEC's response.

     By letter dated July 7, 2000, the EPA requested access to the Company's property in Little Valley to implement additional environmental sampling. The Company, the EPA and the DEC representatives discussed this request for access and related technical aspects. By letter dated August 23, 2000, the Company indicated to the EPA that it would not refuse access for the EPA or its authorized representatives or contractors to implement the investigatory work, and requested a number of tasks be completed prior to and after entry. The EPA mobilized in mid-November 2000, and implemented the work during various times through early January 2001. The Company also took additional environmental samples at this time. The Company has not received any further information or requests from the EPA with respect to its sampling or otherwise. The Company is currently having the samples it collected analyzed and evaluated by its consultant. Although no assurance can be given, the Company believes that its financial statements will not be materially adversely affected by the foregoing.

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

     As of December 30, 2000, the Company is a party to various other legal proceedings arising in the ordinary course of business. The Company believes that these pending actions would not materially adversely affect the Company's financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 30, 2000.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -----------------------------------------------------------------
         MATTERS
         -------

     (a)  Market Information.   The  Company's  Class A Common Stock is traded
          ------------------
on the New York Stock Exchange. The Company's Class B Common Stock is not publicly traded.

     The following table sets forth the high and low sales prices of the Company's Class A Common Stock, as reported on the New York Stock Exchange for the periods indicated:

     Quarter                                       High           Low
     --------                                      ----           ---
January 1, 1999 - March 31, 1999                  $14.75        $10.00
April 1, 1999 - June 30, 1999                     $16.63        $12.31
July 1, 1999 - September 30, 1999                 $16.50        $11.63
October 1, 1999 - December 31, 1999               $18.19        $12.81

January 1, 2000 - March 31, 2000                  $17.13        $12.06
April 1, 2000 - June 30, 2000                     $17.88        $12.94
July 1, 2000 - September 30, 2000                 $16.19        $11.31
October 1, 2000 - December 31, 2000               $12.94        $10.25

     (b)  Holders. As of December 30, 2000, the number of holders of record of
          -------
the Company's Class A Common Stock was approximately 500. The Company believes that there are approximately an additional 1,800 holders who own shares of the Company's Class A Common Stock in street name. As of the same date, there were approximately 15 holders of record of the Company's Class B Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

     The following selected financial data of the Company for the 1996 through 2000 fiscal years has been derived from the Consolidated Financial Statements of the Company. This selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                           (In Thousands, except share and per share data)
                                                           -----------------------------------------------
                                             2000             1999             1998            1997             1996
                                             ----             ----             ----            ----             ----
Earnings Data (1)
-----------------

Net Sales.......................         $   451,197         $441,706        $413,527        $325,289         $256,332

Earnings Before
Income Taxes....................         $    37,309          $11,856         $18,361         $34,978          $29,344

Net Earnings....................         $    22,777           $5,762         $11,482         $22,120          $18,487

Earnings Per Share
   Basic........................         $      1.66            $0.42           $0.83           $1.64            $1.42
   Diluted......................         $      1.60            $0.40           $0.78           $1.52            $1.31

Number of Weighted
Average Class A and
Class B Shares
Outstanding
   Basic........................          13,680,629       13,878,060      13,824,331      13,464,479       13,064,736
   Diluted......................          14,209,311       14,412,660      14,747,523      14,523,356       14,073,381


Balance Sheet Data
------------------

Working Capital.................         $    56,235          $40,456         $40,046         $28,111          $28,213
Total Assets....................         $   366,551         $329,581        $329,130        $243,778         $152,464
Long-term Debt..................         $   140,376         $124,765        $121,054         $56,955          $36,339
Stockholders' Equity............         $   141,710         $124,579        $123,619        $112,430          $84,317

___________________

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND
-------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

General

     The Company operates its business in two reportable segments; Furniture and Surface Technologies. Furniture is the design, manufacture and sale of both RTA (ready to assemble) and set-up furniture for the home and office. The Company's Furniture segment includes three product categories that have been aggregated because they share similar economic characteristics and similarities in the areas of products, production processes, types of customers and methods of distribution. The three product categories are installation ready commercial office, home office - home entertainment, and Rohr-Bush Europe. Surface Technologies provides finishing, design and decorating services utilizing "surface technologies" in diverse applications. It specializes in bringing fashion to many different product categories, such as personal use electronics, sporting goods and automotive interiors, through decorated surfaces.

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

     On June 30, 1997, the Company acquired a 51% interest in the Rohr Gruppe, a German furniture manufacturer, which name was subsequently changed to Rohr-Bush GmbH & Co. ("Rohr-Bush"). On February 29, 2000, the Company executed a definitive agreement with certain members of the Rohr family to acquire the family's approximately 49% remaining interest in Rohr-Bush. This transaction closed in October 2000.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity", which is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective December 31, 2000 (first quarter of 2001). Management does not expect the adoption of SFAS 133 to have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in the Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB No. 101 during the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This Standard is effective for transfers occurring after March 31, 2001, with certain disclosure requirements effective for the year ended December 30, 2000. The Company does not believe the adoption of this Standard will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Results of Operations

     The following table shows the approximate percentage of certain items included in the Consolidated Statements of Earnings relative to net sales for the fiscal years indicated:

                                                              Percentage of Net Sales
                                                         --------------------------------
                                                          2000          1999        1998
                                                         ------        ------      ------
Net Sales                                                 100.0%       100.0%       100.0%
Cost of Sales                                              68.2%        70.1%        72.8%
                                                          -----         ----         ----
     Gross Profit                                          31.8%        29.9%        27.2%

Selling, General and Administrative Expenses               21.7%        22.9%        21.3%
Restructuring                                               0.0%         2.2%         0.0%
Gain on Sale of Assets                                     (0.8)%        0.0%         0.0%
                                                          -----         ----         ----
 Operating Income                                          10.9%         4.8%         5.9%

Interest Expense                                            2.6%         2.1%         1.4%
                                                          -----         ----        -----
Earnings Before Income Taxes                                8.3%         2.7%         4.5%

Income Taxes                                                3.3%         1.4%         1.7%
                                                          -----         ----        -----
     Net Earnings                                           5.0%         1.3%         2.8%
                                                          =====         ====        =====

     The following paragraphs provide an analysis of the changes in net sales, selected cost and expense items, and earnings for fiscal years 1998 through 2000.

Results of Operations: Fiscal 2000 Compared to Fiscal 1999

     The Company's net sales for the 2000 fiscal year compared to the 1999 fiscal year increased $9,491,000, or approximately 2.1%, to $451,197,000. Strong sales gains were achieved in the surface technologies segment. Furniture segment sales were slightly below fiscal year 1999 levels due primarily to a general softening of the economy in the second half of 2000, which created a sluggish retail sales environment, inventory adjustments from several of our large customers and lower sales in the Rohr-Bush product line which was part of the planned downsizing made as part of the 1999 restructuring.

     The Company's cost of sales were $307,686,000 in fiscal year 2000 compared to $309,794,000 in fiscal year 1999, or a decrease of $2,108,000. The cost of sales as an approximate percentage of net sales decreased by 1.9% from 70.1% in 1999 to 68.2% in 2000. Cost of sales decreased on higher sales volume as a result of improved gross margins, primarily as a result of a mix into sales in the surface technologies segment and improved gross margins in the Rohr-Bush product line.

     For 2000, selling, general and administrative expenses decreased by $3,024,000 compared to 1999. The decrease in selling, general and administrative expenses was primarily a result of a change in the sales terms with two customers. This change had no impact on net earnings, but resulted in a decrease in selling, general and administrative expenses and a corresponding decrease in net sales. Selling, general and administrative expenses decreased as an approximate percentage of net sales from 22.9% in 1999 to 21.7% in 2000.

     Interest expense increased to $11,890,000 in 2000 (or approximately 2.6% of net sales) from $9,430,000 in 1999 (or approximately 2.1% of net sales). The increase in interest expense was primarily due to both an increase in average debt, primarily related to the Company's capital expenditures and an increase in average inventory levels, and higher average LIBOR interest rates paid on the Company's revolving credit facility.

     The Company's overall effective federal, state and local tax rate decreased from 51.4% in 1999 to 39.0% in 2000. The rate in fiscal year 1999 was uncharacteristically high primarily due to the impact of the lower deferred tax rates attributable to the then 51% owned Rohr-Bush subsidiary and the relationship of the Rohr-Bush operating loss to consolidated income.

     During the first quarter of 1999, the Company finalized plans to restructure certain of its operations, resulting in non-recurring restructuring costs amounting to $9,672,000 being charged to expense in 1999. As of January 1, 2000, all components of the restructuring were complete and the only liability remaining for the restructuring was $1,685,000 for severance to terminated employees. Cash paid to severed employees totaled $1,685,000 in the first half of fiscal year 2000, resulting in no remaining liability at December 30, 2000.

     In December 2000, the Company sold substantially all of the assets of its retail service business, a division of the Company, to a third party in exchange for shares of stock of the purchaser. Net sales of this retail service business were not significant to the consolidated financial statements. The Company recorded the shares of stock received at the fair value of approximately $5,000,000, which resulted in a pre-tax gain of $3,618,000. The investment is included in other assets on the consolidated balance sheet since the Company expects to hold the investment on a long-term basis. The cost method is used to account for this investment because the Company does not have the ability to exercise significant influence over the purchaser's operating and financial policies.

     For 2000, the Company generated net earnings after taxes of $22,777,000 (or $1.66 basic earnings per share and $1.60 diluted earnings per share), as compared to $5,762,000 (or $0.42 basic earnings per share and $0.40 diluted earnings per share) for 1999. This was an approximate 295.3% increase in net earnings.

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

     The Company's overall effective federal, state and local tax rate increased from 37.5% in 1998 to 51.4% in 1999. The variance in rates is primarily related to the impact of the lower deferred tax rates attributable to the then 51% owned Rohr-Bush subsidiary and the relationship of the Rohr-Bush operating loss to consolidated income.

     During the first quarter of 1999, the Company finalized plans to restructure certain of its operations resulting in non-recurring restructuring costs amounting to $9,672,000 being charged to expense in 1999. Restructuring costs include employee termination costs of approximately $7,800,000 related to terminating approximately 305 employees based on cost reduction programs implemented by the Company on a worldwide basis. The remaining components of the restructuring costs include primarily asset write-downs ($300,000), lease termination costs and other commitments ($900,000) and various other charges ($672,000). As of January 1, 2000, all components of the restructuring were complete. Cash payments made during 1999 to the terminated employees totaled approximately $6,115,000 resulting in a remaining liability for severance to terminated employees of $1,685,000, as of January 1, 2000. This liability, which was the only liability remaining for the restructuring at January 1, 2000, was included in other accrued liabilities as of January 1, 2000.

     For 1999, the Company generated net earnings after taxes of $5,762,000 (or $0.42 basic earnings per share and $0.40 diluted earnings per share), as compared to $11,482,000 (or $0.83 basic earnings per share and $0.78 diluted earnings per share) for 1998. This was an approximate 49.8% decrease in net earnings. The decrease in net earnings is primarily due to the restructuring initiative described above.

Liquidity and Capital Resources

     Working capital at fiscal year end 2000 increased $15,779,000 over fiscal year end 1999, primarily as a result of an increase in inventories. Additional inventories were put in place to ensure satisfactory serviceability to the Company's customers and were expected to be reduced in the fourth quarter of fiscal year 2000. However, with the general softening of the economy and a reduction in inventory by our retail customers in the fourth quarter of 2000, the desired reduction in inventory was not achieved. Production levels planned for the first half of fiscal year 2001 have been reduced to attain the desired inventory reduction. Total assets at fiscal year end 2000 increased $36,970,000 over fiscal year end 1999 primarily as a result of an increase in inventories, as discussed above, and an increase in property, plant and equipment which reflects capital expenditures in excess of depreciation and amortization. Total liabilities at fiscal year end 2000 increased by $19,839,000, as compared to fiscal year end 1999. Such increase in total liabilities was due, in part, to increases in long-term debt and accounts payable.

     During fiscal year 2000, the Company expended $33,301,000 on capital expenditures and $6,457,000 on the acquisition of the remaining 49% interest in Rohr-Bush GmbH & Co. Capital expenditures in 2001 are currently forecasted to be approximately $20 to $25 million. In 2000, the Company repurchased $4,167,000 of the Company's Class A Common Stock, received $659,000 from the exercise of stock options by employees, received a tax benefit of $108,000 from the exercise of such options and paid four quarterly dividends totaling $2,744,000 to its stockholders. The cash dividend for each of the quarters in 2000 was $0.05 per share. Expenditures in excess of the cash flows provided by operating activities were primarily funded by an increase in long-term debt.

     The Company has a revolving credit facility, initially dated as of June 26, 1997 and as amended, with The Chase Manhattan Bank, Mellon Bank, N.A. and other lending institutions. The amendments that the Company entered into in 2000 are summarized as follows. The Company entered into a fourth amendment, dated as of February 29, 2000, that permitted, based on certain financial tests, the applicable margin to be reduced earlier than provided for in the existing credit facility, as previously amended. The Company entered into a fifth amendment, dated as of May 2, 2000, that modified the amount of money the Company can borrow from an aggregate $175,000,000 to an aggregate $210,000,000.

     The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. The loan is due June 30, 2003 with a balloon payment of the then remaining principal and any accrued interest. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.5% to 1.0%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $210,000,000 maximum amount of borrowing permitted under the credit facility.

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

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility due to its variable LIBOR pricing. Based on the outstanding balance of long-term debt at fiscal year end 2000, a one percentage point change in interest rates would result in annual interest expense fluctuating approximately $1.4 million.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

     The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 14).


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

     The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 17, 2001, under the caption, "Election of Directors", to be filed by the Registrant.


ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

     The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 17, 2001, under the caption, "Executive Compensation", to be filed by the Registrant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT
-------   ---------------------------------------------------------------

     The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 17, 2001, under the caption, "Security Ownership of Management and Principal Stockholders", to be filed by the Registrant.


ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
-------   ---------------------------------------------

     The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 17, 2001, under the caption "Certain Transactions", to be filed by the Registrant.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   ----------------------------------------------------------------


(A) The consolidated balance sheets as of December 30, 2000 and January 1, 2000 and the related consolidated statements of earnings, stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 30, 2000 are filed as part of this report:

 (1)      Financial Statements                                                         Page
          --------------------                                                         ----
Independent Auditors' Report...........................................................F-1
Consolidated Balance Sheets............................................................F-2
Consolidated Statements of Earnings....................................................F-3
Consolidated Statements of Stockholders' Equity........................................F-4
Consolidated Statements of Cash Flows..................................................F-5
Notes to Consolidated Financial Statements.............................................F-6

(2)       Consolidated Financial Statement Schedules
          ------------------------------------------
Schedule II - Valuation and Qualifying Accounts........................................S-1

     All other schedules are omitted because they are not applicable, or not required because the required information is included in the Consolidated Financial Statements or notes thereto.

(3)       Exhibits
          --------

3.1      Certificate of Incorporation. (1)

3.2      Amendment to Certificate of Incorporation, dated June 30, 1994. (6)

3.3      Amendment to Certificate of Incorporation, dated July 9, 1993.  (4)

3.4      By-Laws. (1)

3.5      Amendment to By-Laws, dated October 27, 1999.  (14)

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

10.4 Employment Agreement between the Registrant and Paul S. Bush dated July 29, 1992, as amended. (3)

10.5 Employment Agreement between the Registrant and Robert L. Ayres dated July 29, 1992, as amended. (3)

10.6 Employment Agreement between the Registrant and Lewis H. Aronson dated July 29, 1992, as amended. (3)

10.7 Employment Agreement between the Registrant and David G. Messinger dated July 29, 1992, as amended. (3)

10.8 Split Dollar Insurance Agreements between the Registrant and Paul Bush dated November 1, 1990 and March 15, 1991 and related Collateral Assignment Agreements of same dates. (3)

10.9 Split Dollar Insurance Agreement between the Registrant and Robert L. Ayres dated December 19, 1991 and related Collateral Assignment Agreement. (3)

10.10    Performance Bonus Plan. (5)

10.11    The Registrant's 1995 Stock Plan. (7)

10.12 Stock Redemption Agreement between the Registrant and Paul S. Bush dated July 10, 1997. (8)

10.13 Credit and Guarantee Agreement, dated as of June 26, 1997, by and among the Registrant, as Borrower, the Lenders party thereto from time to time, The Chase Manhattan Bank as administrative agent and Mellon Bank, N.A., as co-agent. (8)

10.14 First Amendment, dated as of August 17, 1998, to the Credit and Guarantee Agreement dated as of June 26, 1997. (9)

10.15 Second Amendment, dated as of December 31, 1998, to the Credit and Guarantee Agreement dated as of June 26, 1997. (10)

10.16 Third Amendment, dated as of March 31, 1999, to the Credit and Guarantee Agreement dated as of June 26, 1997. (11)

10.17    The Registrant's 1999 Stock Plan.  (12)

10.18 Fourth Amendment, dated as of February 29, 2000, to the Credit and Guarantee Agreement dated as of June 26, 1997. (13)

10.19 Fifth Amendment, dated as of May 2, 2000, to the Credit and Guarantee Agreement dated as of June 26, 1997. (14)

21.1     List of Subsidiaries of Registrant.

23.1     Consent of Deloitte & Touche LLP, independent auditors.

________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 dated March 14, 1985 (File No. 2-96428).
(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1989.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.
(5) Incorporated by reference to the Registrant's definitive Proxy Statement, dated May 16, 1994.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(7) Incorporated by reference to the Registrant's definitive Proxy Statement, dated March 29, 1995.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed September 10, 1997.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed September 14, 1998.
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed March 10, 1999.
(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 15, 1999.
(12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 dated November 3, 1999 (File No. 333-90255).
(13) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed March 17, 2000.
(14) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 5, 2000.

(B)   Reports on Form 8-K.
      --------------------
      No reports on From 8-K were filed by the Registrant during the fourth quarter of the Registrant's fiscal year ended December 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     REGISTRANT:

                                                     BUSH INDUSTRIES, INC.


March 19, 2001                                       By /s/ Paul S. Bush
                                                        -----------------------
                                                        Paul S. Bush, President

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

       SIGNATURE                                         TITLE                                 DATE
       ---------                                         -----                                 ----
/s/Paul S. Bush
---------------------------------
Paul S. Bush                                     President, Chief
                                                 Executive Officer, and
                                                 Chairman of the Board
                                                 of Directors                           March 19, 2001


/s/Robert L. Ayres
---------------------------------
Robert L. Ayres                                  Executive Vice President,
                                                 Chief Operating Officer,
                                                 Chief Financial Officer,
                                                 and Director                           March 19, 2001


/s/Lewis H. Aronson
---------------------------------
Lewis H. Aronson                                 Senior Vice President of
                                                 Operations
                                                 and Director                           March 19, 2001

/s/Douglas S. Bush
---------------------------------
Douglas S. Bush                             Vice President of
                                            Merchandising
                                            and Director                                March 19, 2001


/s/Gregory P. Bush
---------------------------------
Gregory P. Bush                             Senior Vice President of
                                            Product Development and
                                            Research and Development
                                            and Director                                March 19, 2001


/s/Donald F. Hauck
---------------------------------
Donald F. Hauck                             Senior Vice President
                                            and Director                                March 19, 2001


/s/David G. Messinger
---------------------------------
David G. Messinger                          Senior Vice President of
                                            Sales and Marketing
                                            and Director                                March 19, 2001


/s/Paul A. Benke
---------------------------------
Paul A. Benke                               Director                                    March 19, 2001


/s/Jerald D. Bidlack
---------------------------------
Jerald D. Bidlack                           Director                                    March 19, 2001


/s/David G. Dawson
---------------------------------
David G. Dawson                             Director                                    March 19, 2001


/s/Robert E. Hallagan
---------------------------------
Robert E. Hallagan                          Director                                    March 19, 2001


/s/Erland E. Kailbourne
---------------------------------
Erland E. Kailbourne                        Director                                    March 19, 2001

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bush Industries, Inc.
Jamestown, New York

We have audited the accompanying consolidated balance sheets of Bush Industries, Inc. and subsidiaries (the "Company") as of December 30, 2000 and January 1, 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (A) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bush Industries, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP


Buffalo, New York
February 2, 2001

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2000 AND JANUARY 1, 2000
------------------------------------------------------------------------------------------------------------------

                                                                                           (In Thousands)
ASSETS                                                                                       2000            1999
CURRENT ASSETS:
 Cash and cash equivalents                                                              $   1,225        $  2,704
 Accounts receivable (less allowance for doubtful accounts of $1,341
  on December 30, 2000 and $1,911 on January 1, 2000)                                      38,110          34,585
 Inventories                                                                               74,838          55,681
 Prepaid expenses and other current assets                                                  9,389          11,356
                                                                                         --------        --------
     Total current assets                                                                 123,562         104,326

PROPERTY, PLANT AND EQUIPMENT, NET                                                        213,619         198,300

OTHER ASSETS                                                                               29,370          26,955
                                                                                         --------        --------

TOTAL ASSETS                                                                            $ 366,551        $329,581
                                                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                       $  25,860       $  22,401
 Income taxes                                                                               2,705             585
 Other accrued liabilities                                                                 38,329          40,389
 Current portion of long-term debt                                                            433             495
                                                                                        ---------       ---------
     Total current liabilities                                                             67,327          63,870

DEFERRED INCOME TAXES                                                                      10,664           8,427
OTHER LONG-TERM LIABILITIES                                                                 6,474           7,940
LONG-TERM DEBT                                                                            140,376         124,765
                                                                                        ---------       ---------
     Total liabilities                                                                    224,841         205,002
                                                                                        ---------       ---------

COMMITMENTS

STOCKHOLDERS' EQUITY:
 Common Stock - Class A                                                                     1,063           1,055
 Common Stock - Class B                                                                       340             340
 Paid-in capital                                                                           21,585          20,826
 Retained earnings                                                                        125,648         105,615
 Accumulated other comprehensive income                                                     2,197           1,733
                                                                                        ---------       ---------
     Subtotal                                                                             150,833         129,569
 Less treasury stock, at cost                                                              (5,497)         (1,146)
 Less notes receivable related to common stock                                             (3,626)         (3,844)
                                                                                        ---------       ---------
     Total stockholders' equity                                                           141,710         124,579
                                                                                        ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 366,551       $ 329,581
                                                                                        =========       =========


See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
-------------------------------------------------------------------------------------------------------------------

                                                          (In Thousands, except share and per share data)


                                                                     2000              1999             1998
NET SALES                                                     $   451,197       $   441,706      $   413,527
                                                              -----------       -----------      -----------

COSTS AND EXPENSES:
 Cost of sales                                                    307,686           309,794          301,132
 Selling, general and administrative                               97,930           100,954           88,137
 Interest expense                                                  11,890             9,430            5,897
 Restructuring                                                          0             9,672                0
 Gain on sale of assets                                            (3,618)                0                0
                                                              -----------       -----------      -----------
                                                                  413,888           429,850          395,166
                                                              -----------       -----------      -----------

EARNINGS BEFORE INCOME TAXES                                       37,309            11,856           18,361

INCOME TAXES                                                       14,532             6,094            6,879
                                                              -----------       -----------      -----------

NET EARNINGS                                                  $    22,777       $     5,762      $    11,482
                                                              ===========       ===========      ===========

EARNINGS PER SHARE
 Basic                                                        $      1.66       $      0.42      $      0.83
 Diluted                                                      $      1.60       $      0.40      $      0.78

WEIGHTED AVERAGE SHARES
 OUTSTANDING
 Basic                                                         13,680,629        13,878,060       13,824,331
 Diluted                                                       14,209,311        14,412,660       14,747,523

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                (In Thousands, except share data)

                                                            Common Stock - Par Value $.10
                                                   -------------------------------------------------
                                                         Class A                       Class B
                                                   --------------------        ---------------------   Paid-in       Retained
                                                       Shares   Amount            Shares     Amount    Capital       Earnings
BALANCE, JANUARY 3, 1998                            10,229,476  $ 1,023         3,555,365   $    356   $ 18,276   $     93,708
 Conversion of Class B stock to Class A                160,000       16          (160,000)       (16)         -              -
 Exercise of stock options                             155,362       15                 -          -      1,369              -
 Tax benefit from exercise of stock                          -        -                 -          -      1,011              -
  options
 Dividends paid                                              -        -                 -          -          -         (2,561)

 Comprehensive income:
  Net earnings                                               -        -                 -          -          -         11,482
  Other comprehensive income:
   Foreign currency translation                              -        -                 -          -          -              -
   Minimum pension liability                                 -        -                 -          -          -              -
                                                    ----------  -------         ---------   --------   --------   ------------
     Total comprehensive income

BALANCE, JANUARY 2, 1999                            10,544,838    1,054         3,395,365        340     20,656        102,629
 Acquisition of treasury stock                               -        -                 -          -          -              -
 Sale of stock to employees                                  -        -                 -          -         88              -
 Exercise of stock options                               9,618        1                 -          -         58              -
 Tax benefit from exercise of stock                          -        -                 -          -         24              -
  options
 Dividends paid                                              -        -                 -          -          -         (2,776)

 Comprehensive income:
  Net earnings                                               -        -                 -          -          -          5,762
  Other comprehensive income:
   Foreign currency translation                              -        -                 -          -          -              -
   Minimum pension liability                                 -        -                 -          -          -              -
                                                    ----------  -------         ---------   --------   --------   ------------
     Total comprehensive income

BALANCE, JANUARY 1, 2000                            10,554,456    1,055         3,395,365        340     20,826        105,615
 Acquisition of treasury stock                               -        -                 -          -          -              -
 Payments received for notes receivable                      -        -                 -          -          -              -
 Stock applied to notes receivable                           -        -                 -          -          -              -
 Exercise of stock options                              77,485        8                 -          -        651              -
 Tax benefit from exercise of stock                          -        -                 -          -        108              -
  options
 Dividends paid                                              -        -                 -          -          -         (2,744)

 Comprehensive income:
  Net earnings                                               -        -                 -          -          -         22,777
  Other comprehensive income:
   Foreign currency translation                              -        -                 -          -          -              -
   Minimum pension liability                                 -        -                 -          -          -              -
                                                    ----------  -------         ---------   --------   --------   ------------
     Total comprehensive income


BALANCE, DECEMBER 30, 2000                          10,631,941  $ 1,063         3,395,365   $    340   $ 21,585   $    125,648
                                                    ==========  =======         =========   ========   ========   ============

                                                                            Accumulated
                                                                                  Other
                                                 Comprehensive                                Treasury Stock        Notes
                                                                          Comprehensive       ---------------
                                                        Income             Income (Loss)      Shares    Amount     Receivable
BALANCE, JANUARY 3, 1998                                                  $        (137)      63,479   $   796     $        -
 Conversion of Class B stock to Class A                                               -            -         -              -
 Exercise of stock options                                                            -            -         -              -
 Tax benefit from exercise of stock                                                   -            -         -              -
  options                                                                                                                   -
 Dividends paid                                                                       -            -         -              -

 Comprehensive income:
  Net earnings                                        $ 11,482                        -            -         -              -
  Other comprehensive income:
   Foreign currency translation                            (36)                     (36)           -         -              -
   Minimum pension liability                               (91)                     (91)           -         -              -
                                                      --------            -------------     --------   -------     ----------
     Total comprehensive income                       $ 11,355
                                                      ========

BALANCE, JANUARY 2, 1999                                                           (264)      63,479       796              -
 Acquisition of treasury stock                                                        -      287,008     4,106              -
 Sale of stock to employees                                                           -     (268,574)   (3,756)         3,844
 Exercise of stock options                                                            -            -         -              -
 Tax benefit from exercise of stock                                                   -            -         -              -
  options
 Dividends paid                                                                       -            -         -              -

 Comprehensive income:
  Net earnings                                        $  5,762                        -            -         -              -
  Other comprehensive income:
   Foreign currency translation                          1,987                    1,987            -         -              -
   Minimum pension liability                                10                       10            -         -              -
                                                      --------            -------------     --------   -------     ----------
     Total comprehensive income                       $  7,759
                                                      ========

BALANCE, JANUARY 1, 2000                                                          1,733       81,913     1,146          3,844
 Acquisition of treasury stock                                                        -      269,363     4,167              -
 Payments received for notes receivable                                               -            -         -            (34)
 Stock applied to notes receivable                                                    -       14,530       184           (184)
 Exercise of stock options                                                            -            -         -              -
 Tax benefit from exercise of stock                                                   -            -         -              -
  options
 Dividends paid                                                                       -            -         -              -

 Comprehensive income:
  Net earnings                                        $ 22,777                        -            -         -              -
  Other comprehensive income:
   Foreign currency translation                            448                      448            -         -              -
   Minimum pension liability                                16                       16            -         -              -
                                                      --------            -------------     --------   -------     ----------
     Total comprehensive income                       $ 23,241
                                                      ========

BALANCE, DECEMBER 30, 2000                                                $       2,197      365,806   $ 5,497     $    3,626
                                                                          =============      =======   =======     ==========

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
--------------------------------------------------------------------------------

                                                                                       (In Thousands)
                                                                          2000              1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                           $ 22,777         $  5,762       $ 11,482
 Adjustments to reconcile:
  Depreciation and amortization                                           18,666           17,203         12,592
  Deferred income taxes                                                    3,161           (1,558)        (1,137)
  Gain on sale of assets                                                  (3,618)               0              0
 Changes in assets and liabilities affecting cash flows,
  net of acquisitions:
   Accounts receivable                                                    (4,309)           7,514          6,511
   Inventories                                                           (21,078)           4,304        (27,472)
   Prepaid expenses and other current assets                                  92           (2,807)         1,540
   Accounts payable                                                        5,929          (12,077)         6,470
   Income taxes                                                            1,662            1,929          1,417
   Other accrued liabilities                                                 (39)           9,272         (5,494)
                                                                        --------         --------       --------
Net cash provided by operating activities                                 23,243           29,542          5,909
                                                                        --------         --------       --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                                    (33,301)         (31,663)       (48,182)
 Acquisition of businesses, net of cash                                   (6,457)               0         (7,000)
 Increase in other assets                                                 (1,070)          (1,125)        (1,729)
                                                                        --------         --------       --------
Net cash used in investing activities                                    (40,828)         (32,788)       (56,911)
                                                                        --------         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                               (495)            (707)       (11,008)
 Proceeds from long-term debt                                             22,977           10,106         61,341
 Purchase of Class A Stock for treasury                                   (4,167)          (4,106)             0
 Exercise of stock options                                                   659               59          1,384
 Dividends paid (per share $.20 - 2000 and 1999; $.185 - 1998)            (2,744)          (2,776)        (2,561)
 Payments received for notes receivable                                       34                0              0
                                                                        --------         --------       --------
Net cash provided by financing activities                                 16,264            2,576         49,156
                                                                        --------         --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (158)           1,138            683
                                                                         -------         --------       --------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                     (1,479)             468         (1,163)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               2,704            2,236          3,399
                                                                         -------          -------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $  1,225         $  2,704       $  2,236
                                                                        ========         ========       ========


See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF
   SIGNIFICANT ACCOUNTING POLICIES


   Principles of Consolidation - The consolidated financial statements consist of Bush Industries, Inc. and its majority-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

   Nature of Operations - The Company operates its business in two reportable segments; Furniture and Surface Technologies. Furniture is the design, manufacture and sale of both RTA (ready to assemble) and set-up furniture for the home and office. Surface Technologies provides finishing, design, and decorating services utilizing "surface technologies" in diverse applications.

   Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

   Inventories - Inventories, consisting of raw materials, work-in-progress and finished goods, have been stated at the lower of cost or market as determined by the first-in, first-out method.

   Property, Plant and Equipment - Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are as follows: buildings and improvements 10-50 years; machinery and equipment 3-20 years; transportation equipment 3-7 years; office equipment 3-10 years; and leasehold improvements 3-10 years or the lease term, if less. Construction in progress is recorded in property, plant and equipment and amounted to $29,124,000 and $38,503,000 at December 30, 2000 and January 1, 2000, respectively. Interest associated with construction indebtedness is capitalized. Interest amounting to approximately $1,984,000, $1,333,000 and $338,000 associated with construction in process was capitalized for 2000, 1999 and 1998, respectively.

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

   Other Assets - Other assets consist primarily of goodwill, cash value of officer's life insurance policies, investments, and certain intangible assets. The Company continually reviews these assets to determine that the carrying values have not been impaired whenever significant events or changes occur which might impair recovery of their recorded costs.

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

   Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". As permitted in that standard, the Company has elected to continue to follow the recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for the years ended December 30, 2000, January 1, 2000 and January 2, 1999.

   Income Taxes - Deferred taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities using the anticipated tax rate when taxes are expected to be paid or recovered.

   Supplemental Cash Flow Information - Cash paid for interest was $11,772,000, $10,835,000 and $5,898,000 and cash paid for income taxes was $9,783,000,
   $5,714,000 and $5,689,000 in 2000, 1999 and 1998, respectively.

   Revenue Recognition - Revenues are recognized when products are shipped. Provisions for discounts, rebates to customers, returns and other adjustments are provided for in the same period the related sales are recorded.

   Financial Statement Year End - The Company's year end is the closest Saturday to December 31. The accounts of two of the Company's wholly-owned subsidiaries, Rohr-Bush GmbH & Co. and Bush-Viotechnik GmbH, have been consolidated on the basis of a year ending in October. Such fiscal period corresponds with those companies' fiscal year end.

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

   Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective December 31, 2000 (first quarter of 2001). Management does not expect the adoption of SFAS 133 to have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in the Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB No. 101 during the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This Standard is effective for transfers occurring after March 31, 2001, with certain disclosure requirements effective for the year ended December 30, 2000. The Company does not believe the adoption of this Standard will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. INVENTORIES

   Inventories consist of (in thousands):

                                    December 30,        January 1,
                                           2000              2000
Raw materials                          $ 13,421          $ 16,533
Work in progress                          5,452             7,077
Finished goods                           55,965            32,071
                                       --------          --------
Total                                  $ 74,838          $ 55,681
                                       ========          ========

3. PROPERTY, PLANT AND EQUIPMENT, NET

   Property, plant and equipment consist of (in thousands):
                                                                    December 30,        January 1,
                                                                            2000              2000
    Land                                                               $   5,934         $   5,559
    Building and improvements                                            120,503           114,494
    Machinery and equipment                                              181,629           167,987
    Transportation equipment                                               1,160             1,571
    Office equipment                                                      12,838            12,008
    Leasehold improvements                                                 1,403               695
                                                                       ---------         ---------
                                                                         323,467           302,314
    Less accumulated depreciation                                       (109,848)         (104,014)
                                                                       ---------         ---------

    Total                                                              $ 213,619         $ 198,300
                                                                       =========         =========

4. OTHER ACCRUED LIABILITIES

   Other accrued liabilities consist of (in thousands):
                                                                    December 30,        January 1,
                                                                            2000              2000
    Payroll, profit sharing and related liabilities                    $  12,983         $  14,977
    Commissions and sales related expenses                                23,321            23,897
    Other                                                                  2,025             1,515
                                                                       ---------         ---------

    Total                                                              $  38,329         $  40,389
                                                                       =========         =========

5. LONG-TERM DEBT

   Long-term debt consists of:

                                                                                          (in thousands)
                                                                                   December 30,      January 1,
                                                                                          2000            2000
     Revolving credit facility with first contractual principal payment
       due June 2003.                                                                 $135,940        $119,895

     Pennsylvania Industrial Development Authority loan, issued
       October 3, 1996, interest at a rate of 3%. Monthly principal and
       interest payments of $13,812 are due through 2011.                                1,541           1,659

     Pennsylvania Industrial Development Authority loan, issued
       February 26, 1997, interest at a rate of 3.75%. Monthly
       principal and interest payments of $14,544 are due through 2012.                  1,600           1,712

     Pennsylvania Sunny Day Loan Fund loan, issued June 27, 1996, interest at a rate of 3%. Monthly principal and interest payments
       of $13,812 are due through 2011.                                                  1,501           1,620

     Pennsylvania Machinery & Equipment Loan Fund loan, issued
       November 6, 1996, interest at a rate of 3%. Monthly principal
       and interest payments of $6,707 are due through 2003.                               227             299

     Other                                                                                   0              75
                                                                                      --------        --------
     Total debt                                                                        140,809         125,260
     Less current portion                                                                 (433)           (495)
                                                                                      --------        --------

     Total long-term debt                                                             $140,376        $124,765
                                                                                      ========        ========

   The Company finances operations through a $210 million revolving credit facility with a consortium of banks. The revolving credit facility is available through June 30, 2003. The Company classifies borrowings under the facility as long-term because there are no contractual obligations for repayment until June 30, 2003. At the Company's option, borrowings may be effectuated on a NYBOR rate, an eurocurrency rate for dollars, an eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.5% to 1.0%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $210,000,000 maximum amount of borrowing permitted under the credit facility. As of December 30, 2000, letters of credit amounting to $4,124,000 were outstanding.

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

   A five-year summary of aggregate principal payments on outstanding long-term debt is (in thousands):

        2001                                                            $    433
        2002                                                                 448
        2003                                                             136,402
        2004                                                                 397
        2005                                                                 410
        Thereafter                                                         2,719
                                                                        --------
        Total                                                           $140,809
                                                                        ========


6. COMMITMENTS

   The Company has incurred rental expense for manufacturing and warehouse space and equipment. A summary of rent expense follows (in thousands):


                                              2000           1999           1998

        Real estate                         $1,094         $1,310         $1,144
        Equipment                            2,259          2,156          2,555


   Minimum future obligations over the next five years under all operating leases are summarized as follows (in thousands):

        2001                                                              $2,802
        2002                                                               1,544
        2003                                                                 671
        2004                                                                 429
        2005                                                                 249


7. INCOME TAXES

   The provision for income taxes is as follows (in thousands):


                                            2000            1999           1998

        Current:
          Federal                        $10,041         $ 6,867        $ 7,550
          State                            1,330             785            466
        Deferred                           3,161          (1,558)        (1,137)
                                         -------         -------        -------

        Total                            $14,532         $ 6,094        $ 6,879
                                         =======         =======        =======

   The types and tax effects of temporary differences included in deferred tax assets and liabilities are as follows (in thousands):

                                                                                    2000              1999
        Deferred Tax Assets:
          Accounts receivable                                                   $    473          $    710
          Accrued expenses                                                         3,687             4,868
          Inventories                                                              2,310             1,408
          Deferred income                                                            390               495
          State investment tax credit carryforward                                 3,048             3,099
          Subsidiary net operating loss carryforward                               3,256             7,179
                                                                                --------          --------
                                                                                  13,164            17,759

        Deferred Tax Liabilities:
          Property, plant and equipment                                          (14,482)          (16,311)
          Other assets                                                            (1,360)                0
                                                                                --------          --------

          Subtotal                                                                (2,678)            1,448

        Total valuation allowance                                                 (3,048)           (3,099)
                                                                                --------          --------

        Net deferred tax liability                                              $ (5,726)         $ (1,651)
                                                                                ========          ========

                                                                                    2000              1999
        Reported as (in thousands):
          Current asset (included in prepaid expenses
            and other current assets)                                           $  4,938          $  6,776
          Long-term liability                                                    (10,664)           (8,427)
                                                                                --------          --------

        Net deferred tax liability                                              $ (5,726)         $ (1,651)
                                                                                ========          ========

   The Company has recorded a valuation allowance primarily in anticipation that certain state investment tax credits will expire prior to their usage.

   The provision for income taxes differs in each of the years from the federal statutory rate due to the following:


                                                  2000      1999         1998

        Statutory rate                            35.0 %    35.0 %       35.0 %
        State taxes                                2.8       4.4          1.8
        Effect of non-deductible costs             0.9       2.6          1.1
        Effect of foreign tax rates                0.5       8.9          1.3
        Other, net                                (0.2)      0.5         (1.7)
                                                 -----     -----        -----

        Effective tax rate                        39.0 %    51.4 %       37.5 %
                                                 =====     =====        =====


   The Company realized tax benefits amounting to $108,000, $24,000 and $1,011,000 as the result of stock option transactions during 2000, 1999 and 1998, respectively. The benefit has been credited to paid-in capital and is not reflected in the current year provision for taxes.

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

     The Company has a stock redemption agreement with the principal shareholder, which provides that upon his death the Company may be required to redeem a portion of the Company's stock then owned by the shareholder's estate. The redemption price per share shall be determined at the then market price based upon a thirty day average prior to the closing of any such stock redemption. The amount of the redemption is limited to approximately $21.4 million which will be funded by the proceeds from life insurance policies maintained on the life of the principal shareholder. The shareholder's estate can request the Company to redeem shares under the agreement until the maximum time period permitted to pay estate taxes has elapsed.

9.   STOCK PLANS

     The Company currently has two open stock plans which provide for the issuance of Class A Common Stock. As of December 30, 2000, there were 631,465 shares of Class A Common Stock available for issuance under the 1995 Stock Plan and 166,961 shares of Class A Common Stock under the 1999 Stock Plan. Incentive Stock Options granted under the 1995 Stock Plan must have an option price of at least 100% (110% for stockholders with more than 10% of the total combined voting power) of the fair market value of the Class A Common Stock on the date of the grant. The option price of the 1995 Stock Plan and the Non-Qualified Stock Options granted pursuant to this plan shall be determined by the Compensation Committee of the Board of Directors, in its sole discretion. No option can be exercised within one year after the date of grant. Under the 1999 Stock Plan, shares may be awarded for such consideration as determined by the Company.

     As of December 30, 2000, there were outstanding options to purchase 1,381,561 shares of Class A Common Stock under the current and prior plans at prices ranging from $1.69 to $29.93 that could be exercised, as adjusted for stock splits effectuated in the form of stock dividends. Of these outstanding options, 1,339,526 have an exercise price of $8.91.

     The following is a summary of option transactions:



                                                   2000        1999        1998

      Options outstanding, beginning of year  1,555,131   1,574,889   1,639,751
      Options granted                            30,000      15,500      73,000
      Options exercised/cancelled              (101,720)    (35,258)   (137,862)
                                              ---------   ---------   ---------

      Options outstanding, end of year        1,483,411   1,555,131   1,574,889
                                              =========   =========   =========

     All of the options outstanding expire at various dates from 2001 through 2010. The option price of the shares subject to options exercised in 2000 ranged from $2.80 to $10.86. The weighted-average exercise prices of options were $8.50, $6.12 and $8.91 for fiscal years 2000, 1999 and 1998, respectively. The weighted-average grant-date fair value of options granted were $13.88, $10.34 and $25.14 for fiscal years 2000, 1999 and 1998, respectively.

     In addition to the options granted under the aforementioned plans, the Company has outstanding 48,376 shares (all exercisable) subject to non-qualifying options granted to certain key individuals which can be exercised through 2003 at an exercise price of $8.91, as adjusted for stock splits effectuated in the form of stock dividends.

     Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that Standard. The fair value of those options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively: risk free interest rate of 6.37%, 6.55% and 4.80%; dividend yield of 1.45%, 1.45% and .90%;
     volatility factors of the expected market price of the Company's common stock of 34%, 44% and 39%; and a weighted-average expected life of seven years for all three years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings, basic and diluted earnings per share for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 were $22,615,000, $1.65 and $1.59; $5,729,000, $.41 and $.40; and $11,126,000,
     $.80 and $.75, respectively.

10.  PENSIONS

     The Company sponsors a defined benefit plan for eligible non-U.S. employees at its German facility.

     The following are reconciliations of the benefit obligation, the funded status of the plan, and the amounts recognized in the consolidated balance sheets (in thousands):

                                                             2000          1999

       Change in benefit obligation:
         Benefit obligation at beginning of year          $ 6,059       $ 7,131
         Service cost                                         116           143
         Interest cost                                        342           381
         Foreign currency exchange rate changes            (1,187)       (1,294)
         Actuarial gain (loss)                                205          (100)
         Benefits paid                                       (173)         (202)
                                                          -------       -------

       Benefit obligations at end of year                   5,362         6,059
                                                          -------       -------

       Funded status (the plan is unfunded)                (5,362)       (6,059)
         Unrecognized net actuarial gain (loss)               205          (100)
                                                          -------       -------

       Net amount recognized                              $(5,157)      $(6,159)
                                                          =======       =======

     Amounts recognized in the balance sheets consist of:

                                                                                    2000          1999

       Accrued benefit liability (included in other long-term liabilities)       $(5,222)      $(6,240)
       Accumulated other comprehensive loss                                           65            81
                                                                                 -------       -------

       Net amount recognized                                                     $(5,157)      $(6,159)
                                                                                 =======       =======

     There were no plan assets at December 30, 2000 and January 1, 2000. The plan is funded to the extent of benefits paid.

     Weighted average assumptions for the years ended:

                                                           2000    1999    1998

       Discount rate                                       6.00%   6.00%   6.25%
       Rate of increase in compensation levels             2.50%   2.50%   3.00%


     Components of net periodic benefit cost consisted of the following (in thousands):

                                                            2000    1999    1998

       Service cost                                        $ 116   $ 143   $ 147
       Interest cost                                         342     381     400
                                                           -----   -----   -----

       Net periodic benefit cost                           $ 458   $ 524   $ 547
                                                           =====   =====   =====


     The Company also sponsors defined contribution plans which cover substantially all of the Company's eligible U.S. employees. The plans provide for both direct employer contributions and a salary reduction feature under Section 40l(k). Employer contributions can be paid in cash or in shares of Class A Common Stock at the discretion of the Board of Directors. Net pension cost related to the plans was $1,366,000, $1,462,000 and $1,315,000 for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

11.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates its business in two reportable segments; Furniture and Surface Technologies. Furniture is the design, manufacture and sale of both RTA (ready to assemble) and set-up furniture for the home and office. Surface Technologies provides finishing, design, and decorating services utilizing "surface technologies" in diverse applications.

     The Company's Furniture segment includes three product categories that have been aggregated because they share similar economic characteristics and similarities in the areas of products, production processes, types of customers and methods of distribution. The three product categories are installation ready commercial office, home office-home entertainment and Rohr-Bush Europe.

     The Company evaluates performance of the segments based on earnings before income taxes. For purposes of segment reporting, intercompany sales transfers between segments are not material. The accounting policies of the segments are the same as those described in Note 1.

     Until the second quarter of 2000, Surface Technologies did not meet the requirements as a separate reportable segment. Prior year's segment information has been restated to reflect the newly reportable segment.

     An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (all dollars are in thousands):

                                                                              2000            1999            1998
       Net sales:
        Furniture                                                         $419,740        $426,442        $401,119
        Surface Technologies                                                31,457          15,264          12,408
                                                                          --------        --------        --------

        Total                                                             $451,197        $441,706        $413,527
                                                                          ========        ========        ========

       Earnings before income taxes:
        Furniture                                                         $ 24,655        $ 20,591        $ 19,429
        Surface Technologies                                                 9,036             937          (1,068)
                                                                          --------        --------        --------
                                                                            33,691          21,528          18,361
        Gain on sale of assets                                               3,618               -               -
        Restructuring charge                                                     -          (9,672)              -
                                                                          --------        --------        --------

        Total                                                             $ 37,309        $ 11,856        $ 18,361
                                                                          ========        ========        ========

       Interest expense:
        Furniture                                                         $ 11,487        $  8,806        $  5,367
        Surface Technologies                                                   403             624             530
                                                                          --------        --------        --------

        Total                                                             $ 11,890        $  9,430        $  5,897
                                                                          ========        ========        ========

       Depreciation and amortization:
        Furniture                                                         $ 17,920        $ 16,160        $ 11,893
        Surface Technologies                                                   746           1,043             699
                                                                          --------        --------        --------

        Total                                                             $ 18,666        $ 17,203        $ 12,592
                                                                          ========        ========        ========

       Capital expenditures for long-lived assets:
        Furniture                                                         $ 29,537        $ 31,504        $ 47,510
        Surface Technologies                                                 3,764             159             672
                                                                          --------        --------        --------

        Total                                                             $ 33,301        $ 31,663        $ 48,182
                                                                          ========        ========        ========

                                                                              December 30,    January 1,
                                                                                     2000           2000
       Total assets:
        Furniture                                                                 $343,965       $314,888
        Surface Technologies                                                        22,586         14,693
                                                                                  --------       --------

        Total                                                                     $366,551       $329,581
                                                                                  ========       ========

     The Company's geographic operations outside of the United States principally include Germany. The Company's products are sold throughout the world. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location. This data (in thousands) is presented for all periods in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

                                                    2000           1999           1998
      Net sales by geographic area:
       United States                            $392,979       $370,675       $328,196
       Germany                                    58,218         71,031         85,331
                                                --------       --------       --------

       Total                                    $451,197       $441,706       $413,527
                                                ========       ========       ========
                                                    December 30,     January 1,
                                                            2000           2000
      Long-lived assets by geographic area:
       United States                                    $204,513       $184,781
       Germany                                            38,476         40,474
                                                        --------       --------

       Total                                            $242,989       $225,255
                                                        ========       ========

     Electronic and office product superstores and mass merchandisers, throughout the United States and furniture stores in Europe, comprise a significant portion of the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions or occurrences within the retail industry, the majority of trade receivables were current at December 30, 2000. The Company has one United States customer that accounted for total gross sales of approximately 20% in 2000, 21% in 1999 and 15% in 1998, and approximately 13% and 23% of accounts receivable at December 30, 2000 and January 1, 2000, respectively. The Company has a second United States customer that accounted for total gross sales of approximately 18% in 2000, 16% in 1999 and 11% in 1998, and approximately 12% and 13% of accounts receivable at December 30, 2000 and January 1, 2000, respectively.

12.  ACQUISITIONS

     In October 2000, the Company acquired the 49% minority interest in Rohr-Bush GmbH & Co. and, as a result, the Company owns 100% of Rohr-Bush GmbH & Co. The purchase price has been allocated primarily to property, plant and equipment based on fair market value at the date of acquisition in accordance with the purchase method of accounting. The purchase price, including transaction costs, amounted to approximately $6.5 million.

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

13.  RESTRUCTURING

     During the first quarter of 1999, the Company finalized plans to restructure certain of its operations resulting in non-recurring restructuring costs amounting to $9,672,000 being charged to expense in 1999. As of January 1, 2000, all components of the restructuring were complete and the only liability remaining for the restructuring was $1,685,000 for severance to terminated employees. Cash paid to severed employees totaled $1,685,000 in the first half of fiscal year 2000, resulting in no remaining liability at December 30, 2000.

14.  SALE OF ASSETS

     In December 2000, the Company sold substantially all of the assets of its retail service business, a division of the Company, to a third party in exchange for shares of stock of the purchaser. Net sales of this retail service business were not significant to the consolidated financial statements. The Company recorded the shares of stock received at fair value of approximately $5 million, which resulted in a pre-tax gain of approximately $3.6 million. The investment is included in other assets on the consolidated balance sheet since the Company expects to hold the investment on a long-term basis. The cost method is used to account for this investment because the Company does not have the ability to exercise significant influence over the purchaser's operating and financial policies.

15.  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                                               (In Thousands, except per share data)
                                      4th Qtr.          3rd Qtr.        2nd Qtr.     1st Qtr.
     2000

     Net sales                        $118,033          $106,130*       $104,868     $122,166
     Gross profit                       39,477            34,241*         32,360       37,433
     Net earnings                        9,096**           6,270           3,409        4,002
     Earnings per share - basic           0.67              0.46            0.25         0.29
     Earnings per share - diluted         0.65              0.44            0.24         0.28

     1999

     Net sales                        $123,429          $107,819        $ 98,873     $111,585
     Gross profit                       37,893            33,099          30,667       30,253
     Net earnings                        5,736             3,165           2,301       (5,440)  ***
     Earnings per share - basic           0.41              0.23            0.17        (0.39)
     Earnings per share - diluted         0.40              0.22            0.16        (0.39)


     * Third quarter 2000 net sales and gross profit have been reduced by $948,000 to reflect a reclassification between net sales and selling, general and administrative expenses for a certain customer. Fourth quarter sales have been impacted by $914,000 as the result of the pricing changes with such customer. The reclassification had no impact on net earnings or earnings per share.

     ** Amount includes a pre-tax gain on sale of assets of $3,618,000.

     ***Amount includes a pre-tax non-recurring charge of $9,672,000.

SCHEDULE II


                                         VALUATION AND QUALIFYING ACCOUNTS
                                                  (In Thousands)
                               Col. B
                           Balance at                                                      Col. D              Col. E
Col. A                      Beginning                    Col. C                      Deductions -          Balance at
Description                 of Period                   Additions                    Describe (1)       End of Period
                                      ----------------------------------------------
                                                                        Charged to
                                                Charged to         Other Accounts-
                                          Costs & Expenses                Describe

Allowance for doubtful accounts

Fiscal 2000                    $1,911                 $833                    $  0         $1,403              $1,341

Fiscal 1999                     1,905                  690                       0            684               1,911

Fiscal 1998                     1,329                  834                     394 (2)        652               1,905

(1) Accounts written off, net of collections on accounts receivable previously written off
(2)  Business acquisition during 1998