Form 10-Q
period 2001-03-31
BUSH INDUSTRIES INC
filed 2001-05-10
CIK 758604

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------
                                             OR


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number    1-8884
                          ------

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

Number of shares of Common Stock outstanding as of March 31, 2001: 10,292,575 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                          MARCH 31,             DECEMBER 30,
                                                                               2001                     2000
                                                                          ---------             ------------
                                                                        (Unaudited)
                                                                                 (In thousands)
ASSETS
------
Current Assets:

   Cash                                                                    $    585                 $  1,225
   Accounts receivable                                                       23,748                   38,110
   Inventories                                                               66,904                   74,838
   Prepaid expenses and other current assets                                  8,566                    9,389
                                                                           --------                 --------
        Total Current Assets                                                 99,803                  123,562

Property, Plant and Equipment, Net                                          218,604                  213,619

Other Assets                                                                 29,504                   29,370
                                                                           --------                 --------

TOTAL ASSETS                                                               $347,911                 $366,551
                                                                           ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                        $ 17,554                 $ 25,860
   Income taxes                                                               2,129                    2,705
   Other accrued liabilities                                                 31,201                   38,329
   Current portion of long-term debt                                            437                      433
                                                                           --------                 --------
        Total Current Liabilities                                            51,321                   67,327

Deferred Income Taxes                                                        11,079                   10,664
Other Long-term Liabilities                                                   7,203                    6,474
Long-term Debt                                                              133,333                  140,376
                                                                           --------                 --------
         Total Liabilities                                                  202,936                  224,841
                                                                           --------                 --------

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,666,199 and 10,631,941 shares issued                               1,067                    1,063

        Class B, $.10 par, 6,000,000 shares authorized,
        3,395,365 shares issued                                                 340                      340

Paid-in capital                                                              21,936                   21,585
Retained earnings                                                           128,878                  125,648
Accumulated other comprehensive income                                        1,989                    2,197
                                                                           --------                 --------
                                                                            154,210                  150,833

Less treasury stock, 373,624 and 365,806 Class A shares                      (5,609)                  (5,497)
Less notes receivable related to common stock                                (3,626)                  (3,626)
                                                                           --------                 --------
        Total Stockholders' Equity                                          144,975                  141,710
                                                                           --------                 --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $347,911                 $366,551
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

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)

                                                                                    THIRTEEN WEEKS ENDED
                                                                                -------------------------------
                                                                                 MARCH 31,              APRIL 1,
                                                                                     2001                  2000
                                                                                ---------              --------
                                                                               (In thousands, except shares
                                                                                     and per share data)
Net Sales                                                                        $104,628              $122,166

Costs and Expenses:

   Cost of sales                                                                   72,857                84,733
   Selling, general and administrative                                             22,485                27,680
   Interest expense                                                                 2,625                 2,726
                                                                                   ------               -------
                                                                                   97,967               115,139

Earnings Before Income Taxes                                                        6,661                 7,027

Income Tax Expense                                                                  2,748                 3,025
                                                                                   ------               -------

Net Earnings                                                                       $3,913                $4,002
                                                                                   ======               =======


Earnings per Share

   Basic                                                                            $0.29                 $0.29
   Diluted                                                                          $0.28                 $0.28

Weighted Average Shares Outstanding

   Basic                                                                       13,668,577            13,807,020
   Diluted                                                                     14,157,526            14,376,524

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                   (Unaudited)

                                                                                       THIRTEEN WEEKS ENDED
                                                                                -----------------------------------
                                                                                MARCH 31,                  APRIL 1,
                                                                                     2001                      2000
                                                                                ---------                  --------
                                                                                           (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings                                                                   $ 3,913                   $ 4,002
   Adjustment to reconcile:
      Depreciation and amortization                                                 4,753                     4,174
      Deferred income taxes                                                           423                       436
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                                          14,657                    (1,005)
      Inventories                                                                   8,724                    (3,224)
      Prepaid expenses and other current assets                                       837                       (93)
      Accounts payable                                                             (9,491)                     (666)
      Income taxes                                                                   (512)                    1,949
      Other accrued liabilities                                                    (7,784)                   (2,790)
                                                                                  -------                   -------
        Net cash provided by operating activities                                  15,520                     2,783

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Capital expenditures                                                            (5,630)                   (5,211)
   Increase in other assets                                                          (241)                     (137)
                                                                                  -------                   -------
      Net cash used in investing activities                                        (5,871)                   (5,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Repayment of long-term debt                                                     (9,945)                     (179)
   Proceeds from long-term debt                                                         0                     5,379
   Purchase of Class A stock for treasury                                               0                    (2,001)
   Exercise of stock options by employees                                             285                        76
   Dividends paid                                                                    (683)                     (693)
                                                                                  -------                   -------
      Net cash (used in) provided by financing activities                         (10,343)                    2,582

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                54                      (215)

NET DECREASE IN CASH                                                                 (640)                     (198)

CASH AT BEGINNING OF PERIOD                                                         1,225                     2,704
                                                                                  -------                   -------
CASH AT END OF PERIOD                                                             $   585                   $ 2,506
                                                                                  =======                   =======

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                       Thirteen weeks ended March 31, 2001
                                   (Unaudited)

1. The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 30, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 30, 2000.

     The foregoing financial information reflects all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

2. Total comprehensive income for the first quarter of 2001 and 2000 was as follows:

                                                         THIRTEEN WEEKS ENDED
                                                         --------------------
                                                         MARCH 31,    APRIL 1,
                                                             2001        2000
                                                         --------    --------
                                                             (In thousands)
         Net income                                        $3,913      $4,002
         Accumulated other comprehensive (loss) income       (208)         40
                                                           ------      ------
         Total comprehensive income                        $3,705      $4,042


3.   Inventories consist of the following:

                                                         MARCH 31, DECEMBER 30,
                                                             2001         2000
                                                         --------  -----------
                                                              (In thousands)
          Raw material                                    $14,346      $13,421
          Work in progress                                  5,819        5,452
          Finished goods                                   46,739       55,965
                                                          -------      -------
                                                          $66,904      $74,838

4.   Segment Reporting

     The Company operates and manages its business in two reportable segments; Furniture and Surface Technologies. Furniture is the design, manufacture and sale of both RTA (ready to assemble) and set-up furniture for the home and office. Surface Technologies provides finishing, design, and decorating services utilizing "surface technologies" in diverse applications.

     The Company evaluates performance of the segments based on earnings before income taxes. For purposes of segment reporting, intercompany sales transfers between segments are not material. The accounting policies of the segments are the same as those described and referenced in Note 1.

     The following tables set forth reportable segment data for the periods indicated below.

                                                             THIRTEEN WEEKS ENDED
                                                       ---------------------------------
                                                       MARCH 31,                 APRIL 1,
                                                           2001                     2000
                                                       --------                 --------
                                                                (In thousands)
        Net Sales:
           Furniture                                   $ 93,503                 $118,902
           Surface Technologies                          11,125                    3,264
                                                       --------                 --------
           Consolidated Net Sales                      $104,628                 $122,166
                                                       ========                 ========

        Earnings Before Income Taxes:
           Furniture                                   $  2,107                 $  6,762
           Surface Technologies                           4,554                      265
                                                       --------                 --------
           Consolidated Earnings Before Income Taxes   $  6,661                 $  7,027
                                                       ========                 ========

                                                       MARCH 31,             DECEMBER 30,
                                                           2001                     2000
                                                       --------             ------------
                                                                (In thousands)
        Total Assets:
           Furniture                                   $327,656                 $343,965
           Surface Technologies                          20,255                   22,586
                                                       --------                 --------
           Consolidated Total Assets                   $347,911                 $366,551
                                                       ========                 ========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements, and are identified by words such as "may", "will", "should", "expect", "scheduled", "plan", "intend", "contemplate", "believe", "anticipate", or the negative of such words or other similar words. Forward looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS:
----------------------

     First quarter sales for the 13 week period ended March 31, 2001 were $104,628,000. This represented a decrease of $17,538,000, or approximately 14.4%, compared to net sales of $122,166,000 for the 13 week period ended April 1, 2000. The decrease in net sales was attributable to a general softening of the economy, which has created a sluggish retail sales environment, partially offset by strong sales gains achieved in the surface technologies segment.

     Cost of sales decreased $11,876,000 for the 13 week period ended March 31, 2001, compared to the 13 week period ended April 1, 2000. The decrease in cost of sales was primarily due to lower sales volumes. Cost of sales as an approximate percentage of net sales increased by 0.2 percentage points, from 69.4% in the first quarter of 2000 to 69.6% in the first quarter of 2001.

     Selling, general and administrative expenses decreased $5,195,000 for the 13 week period ended March 31, 2001, compared to the 13 week period ended
April 1, 2000, and as an approximate percentage of net sales decreased from 22.7% in the first quarter of 2000 to 21.5% in the first quarter of 2001. The decrease in selling, general and administrative expenses was primarily the result of a reduction in various variable selling expenses such as commissions, marketing and promotional incentives. These reductions were as a result of the Company's lower sales volumes and also as a result of a change in sales terms with two customers, in which various marketing and promotional incentives were replaced with a reduction in the sales prices to the two customers.

     Interest expense was virtually unchanged for the 13 week period ended March 31, 2001, as compared to the 13 week period ending April 1, 2000, decreasing by $101,000, to $2,625,000 (or approximately 2.5% of net sales) from $2,726,000 (or approximately 2.2% of net sales).

     The effective income tax rate decreased from 43.0% for the 13 week period ended April 1, 2000 to 41.3% for the 13 week period ended March 31, 2001. The decrease was primarily the result of the mix of domestic and international tax rates.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     Working capital at first quarter-end 2001 decreased by $7,753,000, as compared to working capital at year-end 2000. Such decreased working capital was due primarily to a decrease in inventories. Inventories at the end of fiscal year 2000 were higher than desired and production levels for the first half of fiscal year 2001 have been reduced to achieve the desired reduction in inventory. A decrease in accounts receivables was offset by a reduction in accounts payable and other accrued liabilities. Total assets at first quarter-end 2001 decreased by $18,640,000 over year-end 2000 due, in part, to a decrease in inventory and accounts receivable, partially offset by an increase in property, plant and equipment. In addition, total liabilities decreased by $21,905,000 at first quarter-end 2001 as compared to year-end 2000, due mostly to a decrease in accounts payable, other accrued liabilities and long-term debt.

     The Company spent $5,630,000 on capital expenditures during the first quarter of 2001, which were financed primarily with net cash flow from operating activities. Capital expenditures for fiscal year 2001 are currently forecasted to be approximately $20 to $25 million.

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

     The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. The loan is due June 30, 2003 with a balloon payment of the then remaining principal and any accrued interest. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.5% to 1.00%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $210,000,000 maximum amount of borrowing permitted under the credit facility.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:
-----------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity", which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective December 31, 2000, which was the first day of fiscal year 2001. The adoption of SFAS No. 133 has not had a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-----------------------------------------------------------

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility due to its variable LIBOR pricing. Based on the outstanding balance of long-term debt at end of the first quarter of fiscal year 2001, a one percentage point change in interest rates would result in annual interest expense fluctuating approximately $1.3 million.

     The Company's exposure to foreign currency exchange risk relates primarily to the cost of imported supplies and the cost/profitability of exported items, the income statement and cash flow impact of converting foreign currency denominated profit/loss into U.S. dollars and the balance sheet impact of converting foreign currency denominated assets and liabilities into U.S. dollars. The Company does not believe that a reasonably possible change of 10% in any foreign currency exchange rate will materially affect the financial position of the Company.

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

                                                   BUSH INDUSTRIES, INC.
                                              ---------------------------------
                                                       (Registrant)



Date:     May 9, 2001                 By:     /s/  Robert L. Ayres
      ------------------                      ---------------------------------
                                                     (Signature)
                                              Robert L. Ayres
                                              Executive Vice President,
                                              Chief Operating Officer
                                              and Chief Financial Officer