Form 10-Q
period 2001-06-30
BUSH INDUSTRIES INC
filed 2001-08-01
CIK 758604

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001
                                        -------------
                                               OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -----------------
         Commission file number      1-8884
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

         Number of shares of Common Stock outstanding as of June 30, 2001:
         10,295,695 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                          JUNE 30,  DECEMBER 30,
                                                            2001        2000
                                                        ----------  ------------
                                                        (Unaudited)
                                                             (In thousands)
ASSETS
------
Current Assets:
   Cash                                                   $  1,947    $  1,225
   Accounts receivable                                      23,019      38,110
   Inventories                                              75,298      74,838
   Prepaid expenses and other current assets                 9,697       9,389
                                                          --------    --------
        Total Current Assets                               109,961     123,562

Property, Plant and Equipment, Net                         215,575     213,619

Other Assets                                                29,152      29,370
                                                          --------    --------
TOTAL ASSETS                                              $354,688    $366,551
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                       $ 17,659    $ 25,860
   Income taxes                                                  0       2,705
   Other accrued liabilities                                21,599      38,329
   Current portion of long-term debt                           440         433
                                                          --------    --------
        Total Current Liabilities                           39,698      67,327

Deferred Income Taxes                                       11,670      10,664
Other Long-term Liabilities                                  7,076       6,474
Long-term Debt                                             150,478     140,376
                                                          --------    --------
         Total Liabilities                                 208,922     224,841
                                                          --------    --------

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,669,319 and 10,631,941 shares issued              1,067       1,063

        Class B, $.10 par, 6,000,000 shares authorized,
        3,395,365 shares issued                                340         340

   Paid-in capital                                          21,942      21,585
   Retained earnings                                       129,614     125,648
   Accumulated other comprehensive income                    2,038       2,197
                                                          --------    --------
                                                           155,001     150,833

Less treasury stock, 373,624 and 365,806 Class A shares     (5,609)     (5,497)
Less notes receivable related to common stock               (3,626)     (3,626)
                                                          --------    --------
        Total Stockholders' Equity                         145,766     141,710
                                                          --------    --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $354,688    $366,551
                                                          ========    ========

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)

                                                     THIRTEEN WEEKS ENDED
                                                  --------------------------
                                                    JUNE 30,       JULY 1,
                                                        2001          2000
                                                   ---------      ---------
                                                 (In thousands, except shares
                                                       and per share data)


Net Sales                                            $75,614       $104,868

Costs and Expenses:

   Cost of sales                                      53,125         72,508
   Selling, general and administrative                17,743         24,170
   Interest expense                                    2,310          2,812
                                                     -------       --------
                                                      73,178         99,490

Earnings Before Income Taxes                           2,436          5,378

Income Taxes                                           1,015          1,969
                                                     -------       --------

Net Earnings                                         $ 1,421       $  3,409
                                                     =======       ========


Earnings per Share
   Basic                                               $0.10          $0.25
   Diluted                                             $0.10          $0.24

Weighted Average Shares Outstanding
   Basic                                          13,690,455     13,679,958
   Diluted                                        14,210,248     14,317,991


See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)

                                              TWENTY-SIX WEEKS ENDED
                                          -------------------------------
                                             JUNE 30,             JULY 1,
                                                 2001                2000
                                          -----------         -----------
                                           (In thousands, except shares
                                                and per share data)

Net Sales                                 $   180,242         $   227,034
Costs and Expenses:
   Cost of sales                              125,982             157,241
   Selling, general and administrative         40,228              51,850
   Interest expense                             4,935               5,538
                                          -----------         -----------
                                              171,145             214,629

Earnings Before Income Taxes                    9,097              12,405

Income Tax Expense                              3,763               4,994
                                          -----------         -----------

Net Earnings                              $     5,334         $     7,411
                                          ===========         ===========

Earnings per Share
   Basic                                  $      0.39         $      0.54
   Diluted                                $      0.38         $      0.52

Weighted Average Shares Outstanding
   Basic                                   13,679,517          13,743,488
   Diluted                                 14,183,954          14,348,461

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                ----------------------------------------------
                                  (Unaudited)

                                                                     TWENTY-SIX WEEKS ENDED
                                                                   ---------------------------
                                                                   JUNE 30,            JULY 1,
                                                                       2001               2000
                                                                   --------           --------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings                                                    $  5,334           $  7,411
   Adjustment to reconcile:
      Depreciation and amortization                                   9,607              8,342
      Deferred income taxes                                             693                 64
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                            15,332             (9,666)
      Inventories                                                       115            (19,342)
      Prepaid expenses and other current assets                        (220)            (1,915)
      Accounts payable                                               (9,137)               659
      Income taxes                                                   (2,639)              (611)
      Other accrued liabilities                                     (17,138)            (2,721)
                                                                   --------           --------
         Net cash provided by (used in) operating activities          1,947            (17,779)
                                                                   --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Capital expenditures                                              (8,073)           (17,011)
   Increase in other assets                                            (401)              (432)
                                                                   --------           --------
      Net cash used in investing activities                          (8,474)           (17,443)
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Repayment of long-term debt                                         (215)              (283)
   Proceeds from long-term debt                                       8,172             41,317
   Purchase of Class A stock for treasury                                 0             (4,167)
   Exercise of stock options by employees                               291                 85
   Dividends paid                                                    (1,368)            (1,382)
                                                                   --------           --------
      Net cash provided by financing activities                       6,880             35,570
                                                                   --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 369               (226)
                                                                   --------           --------

NET INCREASE IN CASH                                                    722                122

CASH AT BEGINNING OF PERIOD                                           1,225              2,704
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  1,947           $  2,826
                                                                   ========           ========

See notes to condensed consolidated financial statements.

                    BUSH INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                     Twenty-six weeks ended June 30, 2001
                                  (Unaudited)


     1. The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 30, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the fiscal year ended December 30, 2000.

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


                                                                                        THIRTEEN WEEKS ENDED
                                                                                  ---------------------------------
                                                                                  JUNE 30,                  JULY 1,
                                                                                      2001                     2000
                                                                                  --------                  -------
                                                                                            (In thousands)
         Net income                                                                 $1,421                   $3,409
         Accumulated other comprehensive income                                         49                      419
                                                                                  --------                  -------
         Total comprehensive income                                                 $1,470                   $3,828
                                                                                  ========                  =======

                                                                                        TWENTY-SIX  WEEKS ENDED
                                                                                  ---------------------------------
                                                                                  JUNE 30,                  JULY 1,
                                                                                     2001                     2000
                                                                                  --------                  -------
                                                                                           (In thousands)

         Net income                                                                $5,334                    $7,411
         Accumulated other comprehensive (loss) income                               (159)                      459
                                                                                   -------                   ------
         Total comprehensive income                                                 $5,175                   $7,870
                                                                                    ======                   ======

     3.  Inventories consist of the following:


                                                                                  JUNE 30,             DECEMBER 30,
                                                                                      2001                     2000
                                                                                  --------             -------------
                                                                                          (In thousands)
         Raw material                                                              $13,216                  $13,421
         Work in progress                                                            4,997                    5,452
         Finished goods                                                             57,085                   55,965
                                                                                   -------                  -------
                                                                                   $75,298                  $74,838
                                                                                   =======                  =======

     4.  Segment Reporting

         The Company operates and manages its business in three reportable segments; Bush Furniture - North America, Bush Furniture - Europe and Bush Technologies. The Bush Furniture segments involve the design, manufacture and sale of RTA (ready to assemble) and set-up furniture for the home and office. Bush Furniture - North America services our customers in North America and Bush Furniture - Europe services our customers in Europe. Bush Technologies provides finishing, design, and decorating services utilizing "surface technologies" in diverse applications. Based upon analysis performed in the second quarter 2001, Bush Furniture - Europe was determined to be a separate reportable segment. Prior period segment information has been restated to reflect this newly reported segment.

         The Company evaluates performance of the segments based on earnings before income taxes. The accounting policies of the segments are the same as those described and referenced in Note 1.

         The following tables set forth reportable segment data for the periods indicated below.

                                                                                         THIRTEEN WEEKS ENDED
                                                                                  ---------------------------------
                                                                                  JUNE 30,                  JULY 1,
                                                                                      2001                     2000
                                                                                  --------                  -------
                                                                                           (In thousands)
         Net Sales from External Customers:
            Bush Furniture - North America                                         $53,330                  $83,601
            Bush Furniture - Europe                                                 15,646                   15,776
            Bush Technologies                                                        6,638                    5,491
                                                                                   -------                 --------
            Consolidated Net Sales                                                 $75,614                 $104,868
                                                                                   =======                 ========

         Inter-segment Sales
            Bush Furniture - North America                                              $0                       $0
            Bush Furniture - Europe                                                    632                    3,506
            Bush Technologies                                                            6                       75
                                                                                   -------                 --------
            Total                                                                     $638                   $3,581
                                                                                   =======                 ========

                                                                                         THIRTEEN WEEKS ENDED
                                                                                  ---------------------------------
                                                                                  JUNE 30,                  JULY 1,
                                                                                      2001                     2000
                                                                                  --------                  -------
                                                                                           (In thousands)
         Earnings Before Income Taxes:
            Bush Furniture - North America                                            $166                   $3,283
            Bush Furniture - Europe                                                     84                      717
            Bush Technologies                                                        2,186                    1,378
                                                                                   -------                 --------
            Consolidated Earnings Before Income Taxes                               $2,436                   $5,378
                                                                                    ======                   ======


                                                                                       TWENTY-SIX  WEEKS ENDED
                                                                                  ---------------------------------
                                                                                  JUNE 30,                  JULY 1,
                                                                                      2001                     2000
                                                                                  --------                  -------
                                                                                           (In thousands)
         Net Sales from External Customers:
            Bush Furniture - North America                                        $130,622                 $187,166
            Bush Furniture - Europe                                                 31,857                   31,153
            Bush Technologies                                                       17,763                    8,715
                                                                                  --------                  -------
            Consolidated Net Sales                                                $180,242                 $227,034
                                                                                  ========                 ========

         Inter-segment Sales
            Bush Furniture - North America                                              $0                       $0
            Bush Furniure - Europe                                                   2,379                    4,500
            Bush Technologies                                                            6                      115
                                                                                  --------                  -------
            Total                                                                   $2,385                   $4,615
                                                                                  ========                  =======

         Earnings (Loss) Before Income Taxes:
            Bush Furniture - North America                                          $2,078                  $11,927
            Bush Furniture - Europe                                                    279                  (1,165)
            Bush Technologies                                                        6,740                    1,643
                                                                                  --------                  -------
            Consolidated Earnings Before Income Taxes                               $9,097                  $12,405
                                                                                  ========                  =======



                                                                                  JUNE 30,             DECEMBER 30,
                                                                                      2001                    2000
                                                                                  --------             ------------
                                                                                         (In thousands)
        Total Assets:
           Bush Furniture - North America                                         $278,021                 $291,229
           Bush Furniture - Europe                                                  56,757                   52,736
           Bush Technologies                                                        19,910                   22,586
                                                                                  --------                 --------
           Consolidated Total Assets                                              $354,688                 $366,551
                                                                                  ========                 ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
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

RESULTS OF OPERATIONS:
----------------------

     Second quarter sales for the 13 week period ended June 30, 2001 were $75,614,000 and first half sales for the 26 week period ended June 30, 2001 were $180,242,000. This represents a decrease of $29,254,000, or approximately 27.9%, compared to net sales of $104,868,000 for the 13 week period ended July 1, 2000, and a first half decrease of $46,792,000, or approximately 20.6%, compared to net sales of $227,034,000 for the 26 week period ended July 1, 2000. The sales decrease for the 13 and 26 week periods ended June 30, 2001 reflect a decrease in orders from the Company's customers due to the economic slowdown and inventory rationalization programs at the office superstores.

     Cost of sales decreased $19,383,000 for the 13 week period ended June 30, 2001, compared to the 13 week period ended July 1, 2000. Cost of sales as an approximate percentage of net sales increased by 1.2 percentage points from 69.1% in the second quarter of 2000 to 70.3% in the second quarter of 2001. Cost of sales decreased by $31,259,000 for the 26 week period ended June 30, 2001, compared to the 26 week period ended July 1, 2000. Cost of sales as an approximate percentage of net sales increased by 0.6 percentage points from 69.3% in the first half of 2000 to 69.9% in the first half of 2001. The reduction in cost of sales for both the 13 and 26 week periods ended June 30, 2001 reflect lower sales levels as compared to the prior year. The increase in cost of sales as a percentage of net sales for both the 13 and 26 week periods ended June 30, 2001 primarily reflects lower absorption of manufacturing overhead as a result of decreased production volumes.

     Selling, general and administrative expenses decreased $6,427,000 for the 13 week period ended June 30, 2001, compared to the 13 week period ended July 1, 2000. For the 26 week period ended June 30, 2001, selling, general and administrative expenses decreased by $11,622,000, as compared to the 26 week period ended July 1, 2000. The decrease in selling, general and administrative expenses was primarily the result of a reduction in various variable selling expenses such as commissions, marketing and promotional incentives. These reductions were as a result of both the Company's lower sales volumes and also as a result of a change in sales terms with two customers, in which various marketing and promotional incentives were replaced with a reduction in sales prices to the two customers. Selling, general and administrative expenses as an approximate percentage of net sales increased by 0.5 percentage points from 23.0% in the second quarter of 2000 to 23.5% in the second quarter of 2001 and decreased by 0.5 percentage points from 22.8% in the first half of 2000 to 22.3% in the first half of 2001.

     Interest expense for the 13 week period ended June 30, 2001 decreased to $2,310,000 (or approximately 3.1% of net sales) from $2,812,000 (or approximately 2.7% of net sales) for the 13 week period ended July 1, 2000. Interest expense for the 26 week period ended June 30, 2001 decreased to $4,935,000 (or approximately 2.7% of net sales) from $5,538,000 (or approximately 2.4% of net sales). The decrease in interest expense was primarily due to decreases in interest rates paid on the Company's revolving credit facility.

     The consolidated effective income tax rates for the 13 and 26 week periods ended June 30, 2001 were 41.7% and 41.4%, respectively. The tax rates for the same periods in 2000 were 36.6% and 40.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     Working capital at first half-end 2001 increased by $14,028,000, as compared to working capital at year-end 2000. Such increased working capital was due to accounts payable, income taxes and other accrued liabilities decreasing more than accounts receivable decreased. Total assets at first half-end 2001 decreased $11,863,000 over year-end 2000 primarily as a result of a decrease in accounts receivable. In addition, total liabilities decreased $15,919,000 at first half-end 2001, due mostly to decreases in accounts payable, income taxes and other accrued liabilities, partially offset by an increase in long-term debt.

     The Company spent $8,073,000 on capital expenditures during the first half of 2001, which were financed primarily with increased debt. Capital expenditures for fiscal year 2001 are currently forecasted to be approximately $16 to $19 million.

     The Company has a $210,000,000 revolving credit facility, initially effective as of June 27, 1997 and as amended, with JPMorgan Chase and other lending institutions. The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. The loan is due June 30, 2003 with a balloon payment of the then remaining principal and any accrued interest. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, a eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.5% to 1.00%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $210,000,000 maximum amount of borrowing permitted under the credit facility.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:
-----------------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity", which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective December 31, 2000, which was the first day of fiscal year 2001. The adoption of SFAS No. 133 did not have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This Standard is effective for transfers occurring after March 31, 2001, with certain disclosure requirements effective for the year ended December 30, 2000. The adoption of this Standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

     The Company's exposure to market risk for changes in interest rates relates primarily to the

Company's revolving credit facility due to its variable LIBOR pricing. Based on the outstanding balance of long-term debt at end of the second quarter of fiscal year 2001, a one percentage point change in interest rates would result in annual interest expense fluctuating approximately $1.5 million.

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

            (b)   Reports on Form 8-K:
                  None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BUSH INDUSTRIES, INC.
                                        ------------------------------------
                                                   (Registrant)


Date: July 31, 2001                 By: /s/ Neil Frederick
      -------------                     ------------------------------------
                                                   (Signature)
                                        Neil Frederick
                                        Chief Financial Officer and
                                        Treasurer