Form 10-Q
period 2001-09-29
BUSH INDUSTRIES INC
filed 2001-11-06
CIK 758604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001
                               ------------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number   1-8884
                        -------

                              BUSH INDUSTRIES, INC.
                              ---------------------
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

Yes  X           No ___
    ---

Number of shares of Common Stock outstanding as of September 29, 2001:
10,394,629 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                              SEPTEMBER 29,      DECEMBER 30,
                                                                       2001              2000
                                                              -------------      ------------
                                                                (Unaudited)
                                                                        (In thousands)
ASSETS
------
Current Assets:
   Cash                                                           $   1,946         $   1,225
   Accounts receivable                                               19,208            38,110
   Inventories                                                       68,781            74,838
   Prepaid expenses and other current assets                          9,047             9,389
                                                                  ---------         ---------
        Total Current Assets                                         98,982           123,562

Property, Plant and Equipment, Net                                  210,889           213,619

Other Assets                                                         28,820            29,370
                                                                  ---------         ---------
TOTAL ASSETS                                                      $ 338,691         $ 366,551
                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                               $  11,822         $  25,860
   Income taxes                                                           0             2,705
   Other accrued liabilities                                         21,563            38,329
   Current portion of long-term debt                                    444               433
                                                                  ---------         ---------
        Total Current Liabilities                                    33,829            67,327

Deferred Income Taxes                                                11,799            10,664
Other Long-term Liabilities                                           6,969             6,474
Long-term Debt                                                      139,203           140,376
                                                                  ---------         ---------
        Total Liabilities                                           191,800           224,841
                                                                  ---------         ---------
Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,768,253 and 10,631,941 shares issued                       1,077             1,063

        Class B, $.10 par, 6,000,000 shares authorized,
        3,395,365 shares issued                                         340               340

   Paid-in capital                                                   22,916            21,585
   Retained earnings                                                129,778           125,648
   Accumulated other comprehensive income                             2,015             2,197
                                                                  ---------         ---------
                                                                    156,126           150,833

Less treasury stock, 373,624 and 365,806 Class A shares              (5,609)           (5,497)
Less notes receivable related to common stock                        (3,626)           (3,626)
                                                                  ---------         ---------
        Total Stockholders' Equity                                  146,891           141,710
                                                                  ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 338,691         $ 366,551
                                                                  =========         =========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)


                                                      THIRTEEN WEEKS ENDED
                                                 ------------------------------
                                                 SEPTEMBER 29,    SEPTEMBER 30,
                                                          2001             2000
                                                 -------------    -------------
                                                  (In thousands, except shares
                                                        and per share data)

Net Sales                                          $    80,614      $   107,078

Costs and Expenses:

   Cost of sales                                        57,857           71,889
   Selling, general and administrative                  19,304           21,848
   Interest expense                                      1,945            3,168
                                                   -----------      -----------
                                                        79,106           96,905

Earnings Before Income Taxes                             1,508           10,173

Income Taxes                                               659            3,903
                                                   -----------      -----------

Net Earnings                                       $       849      $     6,270
                                                   ===========      ===========


Earnings per Share
   Basic                                           $      0.06      $      0.46
   Diluted                                         $      0.06      $      0.44

Weighted Average Shares Outstanding
   Basic                                            13,739,299       13,610,933
   Diluted                                          14,029,798       14,121,227


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)



                                                 THIRTY-NINE WEEKS ENDED
                                             ------------------------------
                                             SEPTEMBER 29,    SEPTEMBER 30,
                                                      2001             2000
                                             -------------    -------------
                                               (In thousands, except shares
                                                    and per share data)


Net Sales                                      $   260,856      $   334,112

Costs and Expenses:

   Cost of sales                                   183,839          229,130
   Selling, general and administrative              59,532           73,698
   Interest expense                                  6,880            8,706
                                               -----------      -----------
                                                   250,251          311,534

Earnings Before Income Taxes                        10,605           22,578

Income Taxes                                         4,422            8,897
                                               -----------      -----------

Net Earnings                                   $     6,183      $    13,681
                                               ===========      ===========


Earnings per Share
   Basic                                       $      0.45      $      1.00
   Diluted                                     $      0.44      $      0.96

Weighted Average Shares Outstanding
   Basic                                        13,699,444       13,699,303
   Diluted                                      14,137,026       14,276,919


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                      THIRTY-NINE WEEKS ENDED
                                                                   ----------------------------
                                                                   SEPTEMBER 29,  SEPTEMBER 30,
                                                                            2001           2000
                                                                   -------------  -------------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings                                                         $  6,183       $ 13,681
   Adjustment to reconcile:
      Depreciation and amortization                                       14,454         13,288
      Deferred income taxes                                                  949          1,174
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                                 19,037          3,426
      Inventories                                                          6,491        (27,197)
      Prepaid expenses and other current assets                              541           (546)
      Accounts payable                                                   (14,533)           979
      Income taxes                                                        (2,519)           568
      Other accrued liabilities                                          (16,943)        (5,445)
                                                                       ---------       --------
         Net cash provided by (used in) operating activities              13,660            (72)
                                                                       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Capital expenditures                                                   (8,598)       (20,898)
   Increase in other assets                                                 (560)          (582)
                                                                       ---------       --------
      Net cash used in investing activities                               (9,158)       (21,480)
                                                                       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Repayment of long-term debt                                            (2,844)          (389)
   Proceeds from long-term debt                                                0         26,094
   Purchase of Class A stock for treasury                                      0         (4,167)
   Exercise of stock options by employees                                  1,160            149
   Dividends paid                                                         (2,053)        (2,062)
                                                                        --------       --------
      Net cash (used in) provided by financing activities                 (3,737)        19,625
                                                                        --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (44)          (169)
                                                                        --------       --------

NET INCREASE (DECREASE) IN CASH                                              721         (2,096)

CASH AT BEGINNING OF PERIOD                                                1,225          2,704
                                                                        --------       --------

CASH AT END OF PERIOD                                                   $  1,946       $    608
                                                                        ========       ========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                   Thirty-nine weeks ended September 29, 2001
                                   (Unaudited)


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



                                                                THIRTEEN WEEKS ENDED
                                                          ------------------------------
                                                          SEPTEMBER 29,    SEPTEMBER 30,
                                                                   2001             2000
                                                          -------------    -------------
                                                                      (In thousands)
         Net income                                             $   849          $ 6,270
         Accumulated other comprehensive loss                       (23)            (122)
                                                                -------          -------
         Total comprehensive income                             $   826          $ 6,148
                                                                =======          =======


                                                              THIRTY-NINE WEEKS ENDED
                                                          ------------------------------
                                                          SEPTEMBER 29,    SEPTEMBER 30,
                                                                   2001             2000
                                                          -------------    -------------
                                                                   (In thousands)
         Net income                                             $ 6,183          $13,681
         Accumulated other comprehensive (loss) income             (182)             337
                                                                -------          -------
         Total comprehensive income                             $ 6,001          $14,018
                                                                =======          =======

     3.  Inventories consist of the following:

                                              SEPTEMBER 29,       DECEMBER 30,
                                                       2001               2000
                                              -------------       ------------
                                                        (In thousands)
         Raw material                               $14,530            $13,421
         Work in progress                             5,873              5,452
         Finished goods                              48,378             55,965
                                                    -------            -------
                                                    $68,781            $74,838
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

                                                      THIRTEEN WEEKS ENDED
                                                  ------------------------------
                                                  SEPTEMBER 29,    SEPTEMBER 30,
                                                           2001             2000
                                                  -------------    -------------
                                                            (In thousands)
         Net Sales from External Customers:
            Bush Furniture - North America              $68,421         $ 87,967
            Bush Furniture - Europe                       9,190            8,749
            Bush Technologies                             3,003           10,362
                                                        -------         --------
            Consolidated Net Sales                      $80,614         $107,078
                                                        =======         ========

         Inter-segment Sales
            Bush Furniture - North America              $     0         $      0
            Bush Furniture - Europe                         705            6,323
            Bush Technologies                                12               32
                                                        -------         --------
            Total                                       $   717         $  6,355
                                                        =======         ========

                                                              THIRTEEN WEEKS ENDED
                                                        ----------------------------------
                                                        SEPTEMBER 29,        SEPTEMBER 30,
                                                                 2001                 2000
                                                        -------------        -------------
                                                                  (In thousands)
         Earnings (Loss) Before Income Taxes:
            Bush Furniture - North America                     $3,052              $ 6,689
            Bush Furniture - Europe                            (1,620)                 496
            Bush Technologies                                      76                2,988
                                                               ------              -------
            Consolidated Earnings Before Income Taxes          $1,508              $10,173
                                                               ======              =======


                                                            THIRTY-NINE  WEEKS ENDED
                                                        --------------------------------
                                                        SEPTEMBER 29,      SEPTEMBER 30,
                                                                 2001               2000
                                                        -------------      -------------
                                                                 (In thousands)
         Net Sales from External Customers:
            Bush Furniture - North America                   $199,043           $275,132
            Bush Furniture - Europe                            41,047             39,903
            Bush Technologies                                  20,766             19,077
                                                             --------           --------
            Consolidated Net Sales                           $260,856           $334,112
                                                             ========           ========

         Inter-segment Sales
            Bush Furniture - North America                   $      0           $      0
            Bush Furniture - Europe                             3,085             10,823
            Bush Technologies                                      18                147
                                                             --------           --------
            Total                                            $  3,103           $ 10,970
                                                             ========            =======

         Earnings (Loss) Before Income Taxes:
            Bush Furniture - North America                   $  5,130           $ 18,616
            Bush Furniture - Europe                            (1,341)              (669)
            Bush Technologies                                   6,816              4,631
                                                             --------           --------
            Consolidated Earnings Before Income Taxes        $ 10,605           $ 22,578
                                                             ========           ========


                                                         SEPTEMBER 29,      DECEMBER 30,
                                                                  2001              2000
                                                         -------------      ------------
                                                                  (In thousands)
        Total Assets:
           Bush Furniture - North America                     $262,142          $291,229
           Bush Furniture - Europe                              56,250            52,736
           Bush Technologies                                    20,299            22,586
                                                              --------          --------
           Consolidated Total Assets                          $338,691          $366,551
                                                              ========          ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

RESULTS OF OPERATIONS:
----------------------

     Third quarter sales for the 13 week period ended September 29, 2001 were $80,614,000 and sales for the 39 week period ended September 29, 2001 were $260,856,000. This represents a decrease of $26,464,000, or approximately 24.7%, compared to net sales of $107,078,000 for the 13 week period ended September 30, 2000, and a 39 week period decrease of $73,256,000, or approximately 21.9%, compared to net sales of $334,112,000 for the 39 week period ended September 30, 2000. The sales decrease for the 13 and 39 week periods ended September 29, 2001 primarily reflect a decrease in orders from the Company's customers due the economic slowdown. The 39 week period ended September 29, 2001 was further impacted by the inventory rationalization programs undertaken at the office superstores in the second quarter of fiscal year 2001.

     Consumer confidence has been badly shaken by the September 11, 2001 terrorist attacks on the U.S. and has led to increased uncertainty with regard to consumer spending and the severity and duration of a recession. This has resulted in reduced demand for residential and home office furniture in the third quarter of fiscal year 2001 and it is expected to continue to impact such demand going forward for some undeterminable period of time. It is also anticipated that this may lead to a renewed inventory rationalization program at one of the Company's office superstore customers.

     Cost of sales decreased $14,032,000 for the 13 week period ended September 29, 2001, compared to the 13 week period ended September 30, 2000. Cost of sales as an approximate percentage of net sales increased by 4.7 percentage points from 67.1% in the third quarter of 2000 to 71.8% in the third quarter of 2001. Cost of sales decreased by $45,291,000 for the 39 week period ended September 29, 2001, compared to the 39 week period ended September 30, 2000. Cost of sales as an approximate percentage of net sales increased by 1.9 percentage points from 68.6% in the first 39 weeks of 2000 to 70.5% in the first 39 weeks of 2001. The reduction in cost of sales for both the 13 and 39 week periods ended September 29, 2001 reflect the lower sales levels as compared to the prior year. The increase in cost of sales as a percentage of net sales for both the 13 and 39 week periods ended September 29, 2001 primarily reflects lower absorption of manufacturing overhead as a result of decreased production volumes.

     Selling, general and administrative expenses decreased $2,544,000 for the 13 week period ended September 29, 2001, compared to the 13 week period ended September 30, 2000. For the 39 week period ended September 29, 2001, selling, general and administrative expenses decreased by $14,166,000, as compared to the 39 week period ended September 30, 2000. The decrease in selling, general and administrative expenses was primarily the result of a reduction in various variable selling expenses such as commissions, marketing and promotional incentives. These reductions were a result of both the Company's lower sales volumes and also as a result of a change in sales terms with two customers, in which various marketing and promotional incentives were replaced with a reduction in sales prices to the two customers. Selling, general and administrative expenses as an approximate percentage of net sales increased by
3.5 percentage points from 20.4% in the third quarter of 2000 to 23.9% in the third quarter of 2001 and increased by 0.7 percentage points from 22.1% in the first 39 weeks of 2000 to 22.8% in the first 39 weeks of 2001.

     Interest expense for the 13 week period ended September 29, 2001 decreased to $1,945,000 (or approximately 2.4% of net sales) from $3,168,000 (or approximately 3.0% of net sales) for the 13 week period ended September 30, 2000. Interest expense for the 39 week period ended September 29, 2001 decreased to $6,880,000 (or approximately 2.6% of net sales) from $8,706,000 (or approximately 2.6% of net sales). The decrease in interest expense was primarily due to decreases in the interest rates paid on the Company's revolving credit facility.

     The consolidated effective income tax rate for the 13 and 39 week periods ended September 29, 2001 were 43.7% and 41.7%, respectively. The tax rates for the comparable periods in 2000 were 38.4% and 39.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     Working capital at third quarter-end 2001 increased by $8,918,000, as compared to working capital at year-end 2000. Such increased working capital was due, in part, to a decrease in other accrued liabilities, accounts payable and income taxes, partially offset by a decrease in accounts receivable and inventories. Total assets at third quarter-end 2001 decreased $27,860,000 over year-end 2000 primarily as a result of a decrease in accounts receivable and inventories. In addition, total liabilities decreased $33,041,000 at third quarter-end 2001 as compared to year-end 2000, due mostly to a decrease in other accrued liabilities, accounts payable and income taxes.

     The Company spent $8,598,000 on capital expenditures during the first three quarters of 2001, which were financed primarily with cash flow from operating activities. Capital expenditures for fiscal year 2001 are currently forecasted to be approximately $12 million.

     The Company has a $210,000,000 revolving credit facility, initially effective as of June 27, 1997 and as amended, with JPMorgan Chase Bank, Mellon Bank, N.A. and other lending institutions. The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. The loan is due June 30, 2003 with a balloon payment of the then remaining principal and any accrued interest. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 0.5% to 1.00%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $210,000,000 maximum amount of borrowing permitted under the credit facility.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combination initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company does not believe that the adoption of SFAS No. 141 will have a material impact on its financial statements.

     In July 2001, the FASB issued SAFS No. 142, "Goodwill and Other Intangible Assets", which the Company expects to adopt on December 30, 2001, the first day of fiscal year 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization by changing the accounting for goodwill from an amortization method to an impairment-only approach. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption and any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle. The Company is currently evaluating, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility due to its variable LIBOR pricing. Based on the outstanding balance of long-term debt at end of the third quarter of fiscal year 2001, a one percentage point change in interest rates would result in annual interest expense fluctuating approximately $1.4 million.

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

                                               BUSH INDUSTRIES, INC.
                                               ---------------------
                                                    (Registrant)



Date: November 6, 2001                    By: /s/ Neil Frederick
      ----------------                        ------------------
                                                 (Signature)
                                              Neil Frederick
                                              Chief Financial Officer and
                                              Treasurer