Form 10-K
period 2001-12-29
BUSH INDUSTRIES INC
filed 2002-03-21
CIK 758604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------     ---------------

Commission file number            1-8884
                      --------------------------------

                              BUSH INDUSTRIES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         16-0837346
----------------------                      ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 One Mason Drive, Jamestown, New York                     14702
-----------------------------------------   ----------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (716) 665-2000
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class       Name of each exchange on which registered

         Class A Common Stock                  New York Stock Exchange
---------------------------------     -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No_____
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 29, 2001, 10,379,843 shares of Class A Common Stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on December 28, 2001 which was $10.85 per share) of the Class A Common Stock held by non-affiliates was approximately $55,565,000. As of December 29, 2001, 3,395,365 shares of Class B Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 16, 2002, are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934.

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

     On June 30, 1997, the Company acquired a 51% interest in the Rohr Gruppe, a German furniture manufacturer, which name was subsequently changed to Rohr-Bush GmbH & Co. ("Rohr-Bush"). On February 29, 2000, the Company executed a definitive agreement with certain members of the Rohr family to acquire the family's approximately 49% remaining interest in Rohr-Bush. The transaction closed in October 2000. The Bush Furniture Europe segment is comprised of Rohr-Bush.

     In July 2001, the Company announced a plan to reorganize its operations into four operating segments based principally on the natural alignment of its customers, markets and products. The four operating segments, which are discussed in more detail below, are as follows: Bush Business Furniture, Bush Furniture, Bush Furniture Europe, and Bush Technologies. This reorganization was substantially completed by the end of 2001.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

     The Company operates its business in four reportable segments: (1) Bush Business Furniture, which concentrates on the business office and the home office markets with sales to the office superstore and dealer channels; (2) Bush Furniture, which focuses on home entertainment, home office and other home furnishings products; (3) Bush Furniture Europe, which sells commercial, home office and other furnishings in the European market; and (4) Bush Technologies, which is focused on the cell phone accessories after-market, as well as the utilization of surface technologies in automotive interiors, cosmetics, sporting goods and consumer electronics. The Company operates several manufacturing and warehouse facilities throughout North America and in Germany.

(c)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

     The Company's furniture segments are engaged primarily in the design, manufacture and sale of ready-to-assemble ("RTA") and assembled furniture products in various price ranges for both business and consumer use. The Company's furniture product line includes audio/video home entertainment centers, audio cabinets, television/VCR carts, wall units, bookcases, bedroom furniture, computer desks and workstations, desks, hutches, armoires and file cabinets.

     The Company's diverse RTA furniture product line is sold by all three furniture segments. RTA product is designed for ease of assembly, to ensure that such products can be readily assembled by following simple, easy to read diagramed instructions, contained with each RTA product sold. To enhance customer service, the Company maintains a toll-free number in the United States to assist consumers with any questions with respect to the assembly of Bush products. Assembled furniture sold by Bush Furniture Europe is designed to be a high quality product that appeals to popular price points. Assembled commercial office furniture sold by Bush Business Furniture is designed to meet industry (ANSI/BIFMA) standards.

     The Company's surface technologies segment is engaged in the finishing and decoration of various substrate materials through painting, the application of the HydroGraFix process, and the use of advanced surface technologies. The Company, through its wholly owned subsidiary, The ColorWorks, Inc., holds the master license to the "HydroGraFix" film processing technology in the Western Hemisphere, portions of Central Europe and South Africa. The HydroGraFix process permits the decoration of a variety of geometric shapes, including complex three-dimensional parts. Cellular phones, laptop computers, sporting goods such as firearms and archery equipment, cosmetics and automotive interior components are examples of major product lines decorated by Bush Technologies. With respect to cell phones, Bush Technologies has also introduced the concept of being a supplier of both functional accessories and decorated faceplates from multiple manufactures to major retailers.

Marketing and Distribution

     The Company's furniture products are marketed to a variety of retailers for sale to both business and consumer end-users. Bush Business Furniture's customers include office superstores, office furniture retailers, wholesalers, contract stationers and dealers. Bush Furniture's customers include national chains, electronic and computer superstores, discount mass merchants, home furnishings retailers, department stores, home improvement centers and independent wholesale distributors. Bush Furniture Europe's customers include buying groups, office furniture retailers, office supply superstores and home furnishings retailers. The Company's furniture products are sold both through independent manufacturers' representatives and directly by the Company's sales personnel. The Company's furniture products are currently sold to approximately 2,200 customers, and the Company estimates that its products are currently carried in approximately 12,000 retail outlets.

     Bush Technologies offers finishing and decorating processing services to manufacturers and end-users of various products. Bush Technologies generally provides such services directly and also sublicenses the "HydroGraFix" film processing technology to third parties in varying fields of application and/or geographic areas. Functional cell phone accessories and decorated faceplates from multiple manufactures are sold to major retailers.

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

Customers

     For the fiscal year ended December 29, 2001, the Company had three customers which accounted for approximately 14%, 14% and 12% of the Company's total gross sales. No other single customer accounted for more than 10% of the Company's total gross sales for the fiscal year ended December 29, 2001. While the loss of any substantial customer could have a material short-term impact on the Company's business, the Company believes that its diverse furniture distribution channels would minimize the long-term impact of any such loss.

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

Competition

     The furniture market is highly competitive, and includes numerous entities, some of which may have substantially greater financial and marketing resources than the Company. The Company believes that the principal competitive factors in the furniture industry marketplace are price, quality, function, innovative product design, style, supply chain management and the ability to offer customers a full product line. The Company's varied product line is designed based on the foregoing factors to achieve customer satisfaction and, accordingly, the Company believes that its products effectively compete in such marketplace.

     Competition in the surface technology segment comes not only from other manufacturers employing derivatives of the Company's production methods, but also from alternative product design methods that are available to produce decorated surfaces. The Company believes it provides high quality, cost effective surface decorating through a wide range of options that include painting, the application of the HydroGraFix process and the use of advanced surface technologies.

Environmental Compliance

     Environmental aspects of the Company's business are regulated primarily by federal and state laws and by the ordinances of the localities where the Company's facilities are located. See Item 3, "Legal Proceedings", for additional information regarding environmental compliance.

Employees

     As of the 2001 fiscal year end, the Company employed a total of approximately 3,000 employees. Since Rohr-Bush is an active member of the German employers' association for the wood and plastics processing industry, it is governed by the collective bargaining agreements for this industry. There are no other collective bargaining agreements covering any of the Company's employees. The Company believes it has good employee relations.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
     ------------------------------------------------
     OPERATIONS AND EXPORT SALES
     ---------------------------

     For the 2001 fiscal year ended December 29, 2001, the Company generated domestic sales of approximately $280,689,000 (or approximately 81.2% of total sales) and foreign sales of approximately $65,117,000 (or approximately 18.8% of total sales). Of the total foreign sales, approximately $10,858,000 (or approximately 3.1% of total sales) represented products exported by the Company from the United States. For the 2000 fiscal year ended December 30, 2000 and the 1999 fiscal year ended January 1, 2000, the Company generated domestic sales of approximately $384,171,000 and $359,073,000, respectively (or approximately 85.1% of total sales for the 2000 fiscal year and approximately 81.3% of total sales for the 1999 fiscal year). Foreign sales for the fiscal years ended December 30, 2000 and January 1, 2000, respectively, were approximately $67,026,000 and $82,633,000 (or approximately 14.9% of total sales for the 2000 fiscal year and approximately 18.7% of total sales for the 1999 fiscal year). Of such total foreign sales, approximately $11,170,000 and $11,909,000 represented products exported by the Company from the United States for the fiscal years ended December 30, 2000 and January 1, 2000, respectively (or approximately 2.5% for the 2000 fiscal year and 2.7% for the 1999 fiscal year).

ITEM 2.  PROPERTIES
------   ----------

     The following table summarizes the Company's principal facilities as of March 15, 2002. All properties primarily relate to the furniture segments, except for the Greensboro, NC and Rutherfordton, NC facilities which relate to the surface technologies segment.

                                                              Approximate
Principal Character and                                            Square     Owned/Leased
use of Property                      Location                     Footage     (Lease Expiration Date)
-----------------------              --------                     -------     -----------------------
Manufacturing, warehouse and
office facilities                    Erie, PA                   1,115,000     Owned (1)

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

Warehouse facility                   Falconer, NY                 162,000     Leased (December 2005)

Manufacturing and warehouse          Tiffany Street
facility                             Jamestown, NY                145,000     Owned

Manufacturing facility               Tijuana, Mexico              135,000     Leased (September 2002)

Manufacturing and warehouse
facilities                           Greensboro, NC               125,000     Owned

Manufacturing facility               Little Valley, NY             78,000     Owned

Manufacturing facility               Rutherfordton, NC             26,000     Owned

Showroom                             High Point, NC                21,000     Leased (October 2005)

Sales office and
design studio                        Ft. Myers, FL                  4,000     Leased (March 2007)

Showroom                             Chicago, IL                    3,000     Leased (December 2005)

_____________________________________
(1) Legal title to the facility is in EIDCO, Inc. in accordance with the terms of low interest financing being provided by the Commonwealth of Pennsylvania.

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

     By letter dated July 7, 2000, the EPA requested access to the Company's property in Little Valley to implement additional environmental sampling. The Company, the EPA and the DEC representatives discussed this request for access and related technical aspects. By letter dated August 23, 2000, the Company indicated to the EPA that it would not refuse access for the EPA or its authorized representatives or contractors to implement the investigatory work, and requested a number of tasks be completed prior to and after entry. The EPA mobilized in mid-November 2000, and implemented the work during various times through early January 2001. The Company also took additional environmental samples at this time. Except for one subsequent site walk over by the EPA, the Company has not received any further information or requests from the EPA with respect to its sampling or otherwise. Although no assurance can be given, the Company believes that its financial statements will not be materially adversely affected by the foregoing.

     The Company has also become aware of the possible presence of certain levels of contaminates on the Greensboro, North Carolina property owned by The ColorWorks, Inc., a wholly owned subsidiary of the Company. The Company has procured a $20,000,000 environmental insurance policy relating thereto. The Company is responsible for certain deductibles under the insurance policy and, in the unlikely event any such environmental costs are not covered by insurance, the Company may be responsible for certain costs. However, based on an initial assessment of the situation, the Company believes, although no assurance can be given, that the Company's financial statements will not be materially adversely affected by the foregoing.

     As of December 29, 2001, the Company is a party to various other legal proceedings arising in the ordinary course of business. The Company believes that these pending actions would not materially adversely affect the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 29, 2001.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
------   ---------------------------------------------
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

     The following table sets forth the high and low sales prices of the Company's Class A Common Stock, as reported on the New York Stock Exchange for the periods indicated:

Quarter                                                     High         Low
----------------------------------                         ------      ------

January 1, 2000 - March 31, 2000                           $17.13      $12.06
April 1, 2000 - June 30, 2000                              $17.88      $12.94
July 1, 2000 - September 30, 2000                          $16.19      $11.31
October 1, 2000 - December 31, 2000                        $12.94      $10.25

January 1, 2001 - March 31, 2001                           $15.30      $11.44
April 1, 2001 - June 30, 2001                              $16.05      $12.30
July 1, 2001 - September 30, 2001                          $13.25      $ 8.10
October 1, 2001 - December 31, 2001                        $12.05      $ 8.10

     (b) Holders. As of December 29, 2001, the number of holders of record of
         -------
the Company's Class A Common Stock was approximately 430. The Company believes that there are approximately an additional 1,200 holders who own shares of the Company's Class A Common Stock in street name. As of the same date, there were approximately 17 holders of record of the Company's Class B Common Stock.

     (c) Dividends. The Company instituted a quarterly cash dividend for holders
         ---------
of Class A and Class B Common Stock during the fourth quarter of 1992. Dividends have been declared and paid for each succeeding quarter. The Company declared cash dividends of $0.05 per share in each quarter of 2000 and 2001.

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

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

     The following selected financial data of the Company for the 1997 through 2001 fiscal years has been derived from the Consolidated Financial Statements of the Company. This selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                (In Thousands, except share and per share data)
                                                                -----------------------------------------------
                                                    2001             2000             1999             1998             1997
                                                    ----             ----             ----             ----             ----
Earnings Data
------------------------------------------

Net Sales ................................      $   345,806      $   451,197      $   441,706      $   413,527      $   325,289
Earnings Before
Income Taxes .............................      $     1,694      $    37,309      $    11,856      $    18,361      $    34,978
Net Earnings .............................      $       257      $    22,777      $     5,762      $    11,482      $    22,120

Earnings Per Share
     Basic ...............................      $      0.02      $      1.66      $      0.42      $      0.83      $      1.64
     Diluted .............................      $      0.02      $      1.60      $      0.40      $      0.78      $      1.52

Number of Weighted Average Class A
and Class B Shares Outstanding
     Basic ...............................       13,720,085       13,680,629       13,878,060       13,824,331       13,464,479
     Diluted .............................       14,106,573       14,209,311       14,412,660       14,747,523       14,523,356

Balance Sheet Data
------------------------------------------

Working Capital ..........................      $    43,523      $    56,235      $    40,456      $    40,046      $    28,111
Total Assets .............................      $   321,177      $   366,551      $   329,581      $   329,130      $   243,778
Long-term Debt ...........................      $   121,118      $   140,376      $   124,765      $   121,054      $    56,955
Stockholders' Equity .....................      $   139,973      $   141,710      $   124,579      $   123,619      $   112,430

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

General

     The Company operates its business in four reportable segments: (1) Bush Business Furniture, which concentrates on the business office and the home office markets with sales to the office superstore and dealer channels; (2) Bush Furniture, which focuses on home entertainment, home office and other home furnishings products; (3) Bush Furniture Europe, which sells commercial, home office and other furnishings in the European market; and (4) Bush Technologies, which is focused on the cell phone accessories after-market, as well as the utilization of surface technologies in automotive interiors, cosmetics, sporting goods and consumer electronics. The Company operates several manufacturing and warehouse facilities throughout North America and in Germany.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

     SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company does not believe that the adoption of SFAS No. 141 will have a material impact on its financial statements.

     Effective December 30, 2001 (the first day of fiscal 2002), the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The Company is currently evaluating, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations. However, the Company expects that a substantial amount of its intangible assets will no longer be amortized. Goodwill and other intangible assets subject to SFAS No. 142 were approximately $15 million as of December 29, 2001 and the associated amortization was approximately $1.4 million in fiscal year 2001.

     SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective December 29, 2002 (the first day of fiscal 2003).

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Effective December 30, 2001 (the first day of fiscal 2002), the Company adopted SFAS No. 144 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Forward-looking statements include statements regarding the intent, belief, projected or current expectations of the Company or its Officers (including statements preceded by, followed by or including forward-looking terminology such as "may," "will," "should," "believe," "expect," "anticipate," "estimate," "continue" or similar expressions or comparable terminology), with respect to various matters. The Company cannot guarantee future results, levels of activity, performance or achievements. Factors that could cause or contribute to such differences include, but are not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Results of Operations

     The following table shows the approximate percentage of certain items included in the Consolidated Statements of Earnings relative to net sales for the fiscal years indicated:

                                                                  Percentage of Net Sales
                                                               ----------------------------
                                                                2001       2000      1999
                                                               ------    -------   --------
Net Sales                                                      100.0%     100.0%     100.0%
Cost of Sales                                                   73.0%      68.2%      70.1%
                                                               -----     ------    -------
     Gross Profit                                               27.0%      31.8%      29.9%

Selling, General and Administrative Expenses                    24.0%      21.7%      22.9%
Restructuring                                                    0.0%       0.0%       2.2%
Gain on Sale of Assets                                           0.0%      (0.8)%      0.0%
                                                               -----     ------    -------
     Operating Income                                            3.0%      10.9%       4.8%

Interest Expense                                                 2.5%       2.6%       2.1%
                                                               -----     ------    -------
Earnings Before Income Taxes                                     0.5%       8.3%       2.7%

Income Taxes                                                     0.4%       3.3%       1.4%
                                                               -----     ------    -------
     Net Earnings                                                0.1%       5.0%       1.3%
                                                               =====     ======    =======

     The following paragraphs provide an analysis of the changes in net sales, selected cost and expense items, and net earnings for fiscal years 1999 through 2001.

Results of Operations: Fiscal 2001 Compared to Fiscal 2000

     The Company's net sales for the 2001 fiscal year compared to the 2000 fiscal year decreased $105,391,000, or approximately 23.4%, to $345,806,000. The sales decrease primarily reflects a decrease in orders from the Company's North American furniture customers due to the economic slowdown. Sales were also negatively impacted by the inventory rationalization programs undertaken at the office superstores in the second quarter of fiscal year 2001 and by customer delays in new product launches at Bush Technologies.

     The Company's cost of sales were $252,424,000 in fiscal year 2001 compared to $307,686,000 in fiscal year 2000, or a decrease of $55,262,000. This decrease primarily reflects the lower sales levels as compared to the prior year. The cost of sales as an approximate percentage of net sales increased by 4.8% from 68.2% in 2000 to 73.0% in 2001. The increase in cost of sales as a percentage of net sales primarily reflects lower absorption of manufacturing overhead as a result of decreased production volumes, both as the result of the decreased sales levels and the reduction of finished goods inventory levels, and as a result of a $5,226,000 pre-tax, non-cash inventory write-down in the fourth quarter of fiscal year 2001.

     For 2001, selling, general and administrative expenses decreased by $14,795,000 compared to 2000. The decrease in selling, general and administrative expenses was primarily the result of a reduction in various selling expenses such as commissions, marketing and promotional incentives.

These reductions were a result of both the Company's lower sales volumes and as a result of a change in sales terms with two customers. This change, in which various marketing and promotional incentives were replaced with a reduction in sales prices to the two customers, had no impact on net earnings, but resulted in a decrease in selling, general and administrative expenses and a corresponding decrease in net sales. Since this change occurred in mid fiscal year 2000, it impacted the second half of such year and all of fiscal year 2001. Selling, general and administrative expenses increased as an approximate percentage of net sales from 21.7% in 2000 to 24.0% in 2001.

     Interest expense decreased to $8,553,000 in 2001 (or approximately 2.5% of net sales) from $11,890,000 in 2000 (or approximately 2.6% of net sales). The decrease in interest expense was primarily due to decreases in the interest rates paid on the Company's revolving credit facility.

     The Company's overall effective federal, state and local tax rate increased from 39.0% in 2000 to 84.8% in 2001. The increase was primarily due to the effects of permanent non-deductible items (such as certain travel and entertainment expenses and the amortization of certain goodwill costs), fixed taxes (such as Delaware franchise taxes) and a change in the mix of the allocation of income for state income tax purposes. The impact of these items was exaggerated by the lower level of earnings before income taxes upon which the effective tax rates are computed.

     For 2001, the Company generated net earnings after taxes of $257,000 (or $0.02 basic earnings per share and $0.02 diluted earnings per share), as compared to $22,777,000 (or $1.66 basic earnings per share and $1.60 diluted earnings per share) for 2000.

Results of Operations: Fiscal 2000 Compared to Fiscal 1999

     The Company's net sales for the 2000 fiscal year compared to the 1999 fiscal year increased $9,491,000, or approximately 2.1%, to $451,197,000. Strong sales gains were achieved in the surface technologies segment. Furniture sales were slightly below fiscal year 1999 levels due primarily to a general softening of the economy in the second half of 2000, which created a sluggish retail sales environment, inventory adjustments from several of our large customers and lower sales in Bush Furniture Europe, which was part of the planned downsizing made as part of the 1999 restructuring.

     The Company's cost of sales were $307,686,000 in fiscal year 2000 compared to $309,794,000 in fiscal year 1999, or a decrease of $2,108,000. The cost of sales as an approximate percentage of net sales decreased by 1.9% from 70.1% in 1999 to 68.2% in 2000. Cost of sales decreased on higher sales volume as a result of improved gross margins, primarily as a result of a mix into sales in the surface technologies segment and improved gross margins in Bush Furniture Europe.

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

Liquidity and Capital Resources

     Working capital at fiscal year end 2001 decreased $12,712,000 over fiscal year end 2000, primarily as a result of a decease in accounts receivable and inventories partially offset by decreases in other accrued liabilities, accounts payable and income taxes payable and an increase in prepaid expenses and other current assets. Inventory was reduced as production levels in fiscal year 2001 were reduced to attain the desired reduction in finished goods inventory and as a result of a $5,226,000 pre-tax, non-cash inventory write-down in the fourth quarter of fiscal year 2001. Accounts receivable, other accrued liabilities and accounts payable decreased primarily as a result of lower sales volumes and accounts receivables were further reduced by efforts to expedite their collection. Incomes taxes payable decreased as a result of the Company's decreased earnings, and the increase in prepaid expenses and other current assets primarily represents an overpayment of taxes refunded in the first quarter of fiscal year 2002. Total assets at fiscal year end 2001 decreased $45,374,000 over fiscal year end 2000 primarily as a result of a decrease in accounts receivable and inventories, as discussed above, and a decrease in property, plant and equipment which reflects capital expenditures that are less than the level of depreciation. Total liabilities at fiscal year end 2001 decreased by $43,637,000, as compared to fiscal year end 2000. Such decrease in total liabilities was due primarily to decreases in other accrued liabilities, accounts payable and income taxes payable, as described above, and a decrease in long-term debt.

     During fiscal year 2001, the Company expended $9,444,000 on capital expenditures. Capital expenditures for 2002 are currently forecasted to be approximately $7 million. In 2001, the Company received $1,160,000 from the exercise of stock options by employees, received a tax benefit of $185,000 from the exercise of such options and paid four quarterly dividends totaling $2,741,000 to its stockholders. The cash dividend for each of the quarters in 2001 was $0.05 per share. Cash flows provided by operating activities in excess of other cash flow requirements were primarily used to pay down long-term debt.

     The Company has a revolving credit facility, initially dated as of June 26, 1997 and as amended, with JPMorgan Chase Bank and other lending institutions. In fiscal year 2001 the Company entered into a sixth amendment, dated as of December 28, 2001. This amendment modified certain covenants of the Company under the credit facility, modified the pricing grid to reflect the newly permitted ratios, granted a security interest in all domestic tangible personal property and intangible assets of the Company, extended the maturity date of the loan from June 30, 2003 to June 30, 2004 and modified the amount of money the Company can borrow under the credit facility from an aggregate $210,000,000 to an aggregate $173,000,000.

     The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. The loan is due June 30, 2004 with a balloon payment of the then remaining principal and any accrued interest. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 1.5% to 3.5%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $173,000,000 maximum amount of borrowing permitted under the credit facility.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility due to its variable pricing. Based on the outstanding balance of long-term debt at fiscal year end 2001, a one percentage point change in interest rates would result in annual interest expense fluctuating approximately $1.2 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

     The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 14).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

     The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 16, 2002, under the caption, "Election of Directors", to be filed by the Registrant.

ITEM 11. EXECUTIVE COMPENSATION
-------  ----------------------

     The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 16, 2002, under the caption, "Executive Compensation", to be filed by the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-------  ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

     The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 16, 2002, under the caption, "Security Ownership of Management and Principal Stockholders", to be filed by the Registrant.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
-------  ---------------------------------------------

     The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 16, 2002, under the caption "Certain Transactions", to be filed by the Registrant.

                                     PART IV
                                     -------

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
--------          --------------------------------------------
                  REPORTS ON FORM 8-K
                  -------------------

(A) The consolidated balance sheets as of December 29, 2001 and December 30, 2000 and the related consolidated statements of earnings, stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 29, 2001 are filed as part of this report:

 (1)      Financial Statements                                     Page
          --------------------                                     -----

Independent Auditors' Report ...................................... F-1
Consolidated Balance Sheets ....................................... F-2
Consolidated Statements of Earnings ............................... F-3
Consolidated Statements of Stockholders' Equity ................... F-4
Consolidated Statements of Cash Flows ............................. F-5
Notes to Consolidated Financial Statements ........................ F-6

(2)       Consolidated Financial Statement Schedules
          ------------------------------------------

Schedule II - Valuation and Qualifying Accounts ................... S-1

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

3.4      By-Laws, as amended. (1) (14)

3.5      Amendment to By-Laws, dated July 18, 2001

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

10.3 Lease Agreement between County of Chautauqua Industrial Development Agency and the Registrant dated January 1, 1990. (2)

10.4 Employment Agreement between the Registrant and Paul S. Bush dated July 29, 1992, as amended. (3)

10.5 Employment Agreement between the Registrant and Robert L. Ayres dated July 29, 1992, as amended. (3)

10.6 Employment Agreement between the Registrant and Lewis H. Aronson dated July 29, 1992, as amended. (3)

10.7 Amendment, dated as of February 26, 2000, to Employment Agreement between the Registrant and Lewis H. Aronson dated July 29, 1992, as amended.

10.8 Employment Agreement between the Registrant and Gregory P. Bush dated October 10, 2000.

10.9 Employment Agreement between the Registrant and Larry C. Genareo dated October 16, 2000.

10.10 Employment Agreement between the Registrant and Neil A. Frederick dated October 16, 2000.

10.11 Split Dollar Insurance Agreements between the Registrant and Paul S. Bush dated November 1, 1990 and March 15, 1991 and related Collateral Assignment Agreements of same dates. (3)

10.12 Split Dollar Insurance Agreement between the Registrant and Robert L. Ayres dated December 19, 1991 and related Collateral Assignment Agreement.
      (3)

10.13 Performance Bonus Plan. (5)

10.14 The Registrant's 1995 Stock Plan. (7)

10.15 The Registrant's 1999 Stock Plan.  (12)

10.16 Stock Redemption Agreement between the Registrant and Paul S. Bush dated July 10, 1997. (8)

10.17 Credit and Guarantee Agreement, dated as of June 26, 1997, by and among the Registrant, as Borrower, the Lenders party thereto from time to time, The Chase Manhattan Bank as administrative agent and Mellon Bank, N.A., as co-agent. (8)

10.18 First Amendment, dated as of August 17, 1998, to the Credit and Guarantee Agreement dated as of June 26, 1997. (9)

10.19 Second Amendment, dated as of December 31, 1998, to the Credit and Guarantee Agreement dated as of June 26, 1997. (10)

10.20 Third Amendment, dated as of March 31, 1999, to the Credit and Guarantee Agreement dated as of June 26, 1997. (11)

10.21 Fourth Amendment, dated as of February 29, 2000, to the Credit and Guarantee Agreement dated as of June 26, 1997. (13)

10.22 Fifth Amendment, dated as of May 2, 2000, to the Credit and Guarantee Agreement dated as of June 26, 1997. (15)

10.23 Sixth Amendment, dated as of December 28, 2001, to the Credit and Guarantee Agreement dated as of June 26, 1997. (16)

21.1  List of Subsidiaries of Registrant.

23.1  Consent of Deloitte & Touche LLP, independent auditors.

__________________________

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

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed March 10, 1999.

(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 15, 1999.

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 dated November 3, 1999 (File No. 333-90255).

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed March 17, 2000.

(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

(15) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 5, 2000.

(16) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed March 14, 2002.


(B)  Reports on Form 8-K.
     --------------------
     During the first quarter of fiscal year 2002, an 8-K was filed on March 14, 2002 regarding an amendment to the Company's existing credit facility with JPMorgan Chase Bank and other lending institutions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      REGISTRANT:

                                                      BUSH INDUSTRIES, INC.


March 19, 2002                                        By /s/Paul S. Bush
                                                         -----------------------
                                                         Paul S. Bush,
                                                         Chief Executive Officer


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

       SIGNATURE                                        TITLE                                        DATE
       ---------                                        -----                                        ----
/s/Paul S. Bush
-----------------------------------
Paul S. Bush                                 Chief Executive Officer and
                                             Chairman of the Board
                                             of Directors                                     March 19, 2002


/s/Robert L. Ayres
-----------------------------------
Robert L. Ayres                              President,
                                             Chief Operating Officer
                                             and Director                                     March 19, 2002


/s/Lewis H. Aronson
-----------------------------------
Lewis H. Aronson                             Corporate Executive Vice President
                                             and Director                                     March 19, 2002


/s/Douglas S. Bush
-----------------------------------
Douglas S. Bush                              Vice President of Merchandising
                                             and Director                                     March 19, 2002

/s/Gregory P. Bush
---------------------------------
Gregory P. Bush                              President - Bush Furniture
                                             and Director                                      March 19, 2002


/s/Neil A. Frederick
---------------------------------
Neil A. Frederick                            Chief Financial Officer,
                                             Treasurer, Corporate Vice President
                                             and Director                                      March 19, 2002


/s/Donald F. Hauck
---------------------------------
Donald F. Hauck                              Senior Vice President
                                             and Director                                      March 19, 2002


/s/Paul A. Benke
---------------------------------
Paul A. Benke                                Director                                          March 19, 2002


/s/Jerald D. Bidlack
---------------------------------
Jerald D. Bidlack                            Director                                          March 19, 2002


/s/David G. Dawson
---------------------------------
David G. Dawson                              Director                                          March 19, 2002


/s/Robert E. Hallagan
---------------------------------
Robert E. Hallagan                           Director                                          March 19, 2002


/s/Erland E. Kailbourne
---------------------------------
Erland E. Kailbourne                         Director                                          March 19, 2002

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Bush Industries, Inc.
Jamestown, New York

We have audited the accompanying consolidated balance sheets of Bush Industries, Inc. and subsidiaries (the "Company") as of December 29, 2001 and December 30, 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (A)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bush Industries, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Buffalo, New York
February 1, 2002

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2001 AND DECEMBER 30, 2000
--------------------------------------------------------------------------------

                                                                                               (In Thousands)

ASSETS                                                                                  2001                    2000
CURRENT ASSETS:
  Cash and cash equivalents                                                          $    1,589              $    1,225
  Accounts receivable (less allowance for doubtful accounts of
    $979 on December 29, 2001 and $1,341 on December 30, 2000)                           16,872                  38,110
  Inventories                                                                            55,297                  74,838
  Prepaid expenses and other current assets                                              11,491                   9,389
                                                                                     ----------              ----------
          Total current assets                                                           85,249                 123,562

PROPERTY, PLANT AND EQUIPMENT, NET                                                      207,334                 213,619

OTHER ASSETS                                                                             28,594                  29,370
                                                                                     ----------              ----------

TOTAL ASSETS                                                                         $  321,177              $  366,551
                                                                                     ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                   $   17,184              $   25,860
  Income taxes                                                                               43                   2,705
  Other accrued liabilities                                                              24,052                  38,329
  Current portion of long-term debt                                                         447                     433
                                                                                     ----------              ----------
           Total current liabilities                                                     41,726                  67,327

DEFERRED INCOME TAXES                                                                    11,123                  10,664
OTHER LONG-TERM LIABILITIES                                                               7,237                   6,474
LONG-TERM DEBT                                                                          121,118                 140,376
                                                                                     ----------              ----------
          Total liabilities                                                             181,204                 224,841
                                                                                     ----------              ----------
COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY:
  Common Stock - Class A                                                                  1,077                   1,063
  Common Stock - Class B                                                                    340                     340
  Paid-in capital                                                                        22,916                  21,585
  Retained earnings                                                                     123,164                 125,648
  Accumulated other comprehensive income                                                  1,666                   2,197
                                                                                     ----------              ----------
           Subtotal                                                                     149,163                 150,833
  Less treasury stock, at cost                                                           (5,775)                 (5,497)
  Less notes receivable related to common stock                                          (3,415)                 (3,626)
                                                                                     ----------              ----------
          Total stockholders' equity                                                    139,973                 141,710
                                                                                     ----------              ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  321,177              $  366,551
                                                                                     ==========              ==========

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000
--------------------------------------------------------------------------------

                                                                  (In Thousands, except share and per share data)

                                                                     2001                  2000              1999
NET SALES                                                      $     345,806       $      451,197       $     441,706
                                                              --------------      ---------------      --------------

COSTS AND EXPENSES:
  Cost of sales                                                      252,424              307,686             309,794
  Selling, general and administrative                                 83,135               97,930             100,954
  Interest expense                                                     8,553               11,890               9,430
  Restructuring                                                            0                    0               9,672
  Gain on sale of assets                                                   0               (3,618)                  0
                                                              --------------      ---------------      --------------
                                                                     344,112              413,888             429,850
                                                              --------------      ---------------      --------------

EARNINGS BEFORE INCOME TAXES                                           1,694               37,309              11,856

INCOME TAXES                                                           1,437               14,532               6,094
                                                              --------------      ---------------      --------------

NET EARNINGS                                                   $         257       $       22,777       $       5,762
                                                              ==============      ===============      ==============

EARNINGS PER SHARE:
  Basic                                                        $        0.02       $         1.66       $        0.42
  Diluted                                                      $        0.02       $         1.60       $        0.40

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic                                                           13,720,085           13,680,629          13,878,060
  Diluted                                                         14,106,573           14,209,311          14,412,660

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000
--------------------------------------------------------------------------------

                                                                            (In Thousands, except share data)


                                                 Common Stock - Par Value $.10
                                           -------------------------------------------
                                                 Class A              Class B            Paid-in    Retained     Comprehensive
                                           --------------------  ---------------------
                                             Shares     Amount      Shares     Amount    Capital    Earnings     Income (Loss)

BALANCE, JANUARY 2, 1999                   10,544,838   $1,054     3,395,365   $  340   $ 20,656   $  102,629
  Acquisition of treasury stock                     -        -             -        -          -            -
  Sale of stock to employees                        -        -             -        -         88            -
  Exercise of stock options                     9,618        1             -        -         58            -
  Tax benefit from exercise of
   stock options                                    -        -             -        -         24            -
  Dividends paid                                    -        -             -        -          -       (2,776)
  Comprehensive income:
    Net earnings                                    -        -             -        -          -        5,762      $  5,762
    Other comprehensive income:
      Foreign currency translation                  -        -             -        -          -            -         1,987
      Minimum pension liability                     -        -             -        -          -            -            10
                                          -----------   ------   -----------   ------   --------   ----------      --------
        Total comprehensive income                                                                                 $  7,759
                                                                                                                   ========

BALANCE, JANUARY 1, 2000                   10,554,456    1,055     3,395,365      340     20,826      105,615
  Acquisition of treasury stock                     -        -             -        -          -            -
  Payments received for notes
    receivable                                      -        -             -        -          -            -
  Stock applied to notes receivable                 -        -             -        -          -            -
  Exercise of stock options                    77,485        8             -        -        651            -
  Tax benefit from exercise of
    stock options                                   -        -             -        -        108            -
  Dividends paid                                    -        -             -        -          -       (2,744)
  Comprehensive income:
    Net earnings                                    -        -             -        -          -       22,777       $22,777
    Other comprehensive income:
      Foreign currency translation                  -        -             -        -          -            -           448
      Minimum pension liability                     -        -             -        -          -            -            16
                                          -----------   ------   -----------   ------   --------   ----------      --------
        Total comprehensive income                                                                                 $ 23,241
                                                                                                                   ========

BALANCE, DECEMBER 30, 2000                 10,631,941    1,063     3,395,365      340     21,585      125,648
  Payments received for notes
   receivable                                       -        -             -        -          -            -
  Stock applied to notes receivable                 -        -             -        -          -            -
  Stock received from escrow
   account                                          -        -             -        -          -            -
  Exercise of stock options                   136,302       14             -        -      1,146            -
  Tax benefit from exercise of
   stock options                                    -        -             -        -        185            -
  Dividends paid                                    -        -             -        -          -       (2,741)
  Comprehensive income (loss):
    Net earnings                                    -        -             -        -          -          257      $    257
    Other comprehensive income (loss):
      Foreign currency translation                  -        -             -        -          -            -          (528)
      Minimum pension liability                     -        -             -        -          -            -            (3)
                                          -----------   ------   -----------   ------   --------   ----------      --------
        Total comprehensive loss                                                                                   $   (274)
                                                                                                                   ========

BALANCE, DECEMBER 29, 2001                 10,768,243   $1,077     3,395,365  $   340   $ 22,916   $  123,164
                                          ===========   ======   ===========  =======   ========   ==========

                                         Accumulated
                                             Other
                                         Comprehensive       Treasury Stock        Notes
                                                          --------------------
                                         Income (Loss)      Shares    Amount    Receivable
BALANCE, JANUARY 2, 1999                   $   (264)         63,479   $    796    $    -
  Acquisition of treasury stock                   -         287,008      4,106         -
  Sale of stock to employees                      -        (268,574)    (3,756)    3,844
  Exercise of stock options                       -               -          -         -
  Tax benefit from exercise of
   stock options                                  -               -          -         -
  Dividends paid                                  -               -          -         -
  Comprehensive income:
    Net earnings                                  -               -          -         -
    Other comprehensive income:
      Foreign currency translation            1,987               -          -         -
      Minimum pension liability                  10               -          -         -
                                           --------       ---------   --------    ------
        Total comprehensive income

BALANCE, JANUARY 1, 2000                      1,733          81,913      1,146     3,844
  Acquisition of treasury stock                   -         269,363      4,167         -
  Payments received for notes
    receivable                                    -               -          -       (34)
  Stock applied to notes receivable               -          14,530        184      (184)
  Exercise of stock options                       -               -          -         -
  Tax benefit from exercise of
    stock options                                 -               -          -         -
  Dividends paid                                  -               -          -         -
  Comprehensive income:
    Net earnings                                  -               -          -         -
    Other comprehensive income:
      Foreign currency translation              448               -          -         -
      Minimum pension liability                  16               -          -         -
                                           --------       ---------   --------    ------
        Total comprehensive income


BALANCE, DECEMBER 30, 2000                    2,197         365,806      5,497     3,626
  Payments received for notes
   receivable                                     -               -          -       (45)
  Stock applied to notes receivable               -          14,776        166      (166)
  Stock received from escrow
   account                                        -           7,818        112         -
  Exercise of stock options                       -               -          -         -
  Tax benefit from exercise of
   stock options                                  -               -          -         -
  Dividends paid                                  -               -          -         -
  Comprehensive income (loss):
    Net earnings                                  -               -          -         -
    Other comprehensive income (loss):
      Foreign currency translation             (528)              -          -         -
      Minimum pension liability                  (3)              -          -         -
                                           --------       ---------   --------    ------

        Total comprehensive loss

BALANCE, DECEMBER 29, 2001                 $  1,666         388,400   $  5,775    $3,415
                                           ========       =========   ========    ======

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000
--------------------------------------------------------------------------------

                                                                                                   (In Thousands)
                                                                                        2001            2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                       $      257      $  22,777      $     5,762
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                                        19,647         18,666           17,203
    Deferred income taxes                                                                   471          3,161           (1,558)
    Gain on sale of assets                                                                    0         (3,618)               0
  Changes in assets and liabilities affecting cash flows,
    net of acquisitions:
      Accounts receivable                                                                21,442         (4,309)           7,514
      Inventories                                                                        20,047        (21,078)           4,304
      Prepaid expenses and other current assets                                          (3,259)            92           (2,807)
      Accounts payable                                                                   (9,462)         5,929          (12,077)
      Income taxes                                                                       (1,342)         1,662            1,929
      Other accrued liabilities                                                         (14,310)           (39)           9,272
                                                                                   --------------  -----------     ------------
Net cash provided by operating activities                                                33,491         23,243           29,542
                                                                                   --------------  -----------     ------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Capital expenditures                                                                   (9,444)       (33,301)         (31,663)
  Acquisition of business, net of cash                                                        0         (6,457)               0
  Increase in other assets                                                                 (719)        (1,070)          (1,125)
                                                                                   ------------    -----------     ------------
Net cash used for investing activities                                                  (10,163)       (40,828)         (32,788)
                                                                                   ------------    -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                          (21,127)          (495)            (707)
  Proceeds from long-term debt                                                                0         22,977           10,106
  Purchase of Class A Stock for treasury                                                      0         (4,167)          (4,106)
  Exercise of stock options                                                               1,160            659               59
  Dividends paid ($0.20 per share)                                                       (2,741)        (2,744)          (2,776)
  Payments received for notes receivable                                                     45             34                0
                                                                                   ------------    -----------     ------------
Net cash (used for) provided by financing activities                                    (22,663)        16,264            2,576
                                                                                   ------------    -----------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (301)          (158)           1,138
                                                                                   ------------    -----------     ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                                      364         (1,479)             468


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              1,225          2,704            2,236
                                                                                   -------------   -----------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                               $    1,589      $   1,225      $     2,704
                                                                                   ==============  ===========     ============

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000
-------------------------------------------------------------------------------


1.    DESCRIPTION OF BUSINESS AND SUMMARY OF
      SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements consist of Bush Industries, Inc. and its majority-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

      Nature of Operations - The Company is a diversified global furniture manufacturer and supplier of surface technologies. The Company operates its business in four reportable segments: (1) Bush Business Furniture, which concentrates on the business office and the home office markets with sales to the office superstore and dealer channels; (2) Bush Furniture, which focuses on home entertainment, home office and other home furnishings products; (3) Bush Furniture Europe, which sells commercial, home office and other furnishings in the European market; and (4) Bush Technologies, which is focused on the cell phone accessories after-market, as well as the utilization of surface technologies in automotive interiors, cosmetics, sporting goods and consumer electronics. The Company operates several manufacturing and warehouse facilities throughout North America and in Germany.

      Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Inventories - Inventories, consisting of raw materials, work-in-progress and finished goods, have been stated at the lower of cost or market as determined by the first-in, first-out method.

      Property, Plant and Equipment - Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are as follows: buildings and improvements 10-50 years; machinery and equipment 3-20 years; transportation equipment 3-7 years; office equipment 3-10 years; and leasehold improvements 3-10 years or the lease term, if less. Construction in progress is recorded in property, plant and equipment and amounted to $7,500,000 and $29,124,000 at December 29, 2001 and December 30, 2000,
      respectively. Interest associated with construction indebtedness is capitalized. Interest amounting to approximately $971,000, $1,984,000 and $1,333,000 associated with construction in progress was capitalized for 2001, 2000 and 1999, respectively.

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

      Other Assets - Other assets consist primarily of goodwill, cash value of officer's life insurance policies, investment at cost, and certain intangible assets. Goodwill is being amortized on a straight-line basis generally over 15 years. Intangible amortization expense was $1,523,000, $1,613,000 and $1,524,000 for 2001, 2000 and 1999, respectively. The
      Company continually reviews its long-lived assets to determine that the carrying values have not been impaired whenever significant events or changes occur which might impair recovery of their recorded costs. The Company measures expected future cash flows and compares them to the carrying amount of the asset to determine whether any impairment loss is to be recognized.

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

      Foreign Currency Translation - Essentially all assets and liabilities are translated into U.S. dollars at year-end exchange rates, while elements of the income statement and cash flow statement are translated at average exchange rates in effect during the year. Adjustments arising from the translation of net assets located outside the United States are recorded as a component of comprehensive income.

      Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
      123). As permitted in that standard, the Company has elected to continue to follow the recognition provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for the years ended December 29, 2001, December 30, 2000 and January 1, 2000.

      Income Taxes - Deferred taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities using the anticipated tax rate when taxes are expected to be paid or recovered. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

      Supplemental Cash Flow Information - Cash paid for interest, net of amounts capitalized was $8,650,000, $11,772,000 and $10,835,000 and cash paid for income taxes was $6,301,000, $9,783,000 and $5,714,000 in 2001,
      2000 and 1999, respectively.

      Revenue Recognition - Revenues are recognized when products are shipped. Provisions for discounts, rebates to customers, returns and other adjustments are provided for in the same period the related sales are recorded.

      Financial Statement Year End - The Company's year end is the closest Saturday to December 31. Fiscal years for the consolidated financial statements included herein ended on December 29, 2001 (52 weeks), December 30, 2000 (52 weeks) and January 1, 2000 (52 weeks). The accounts of two of the Company's wholly-owned subsidiaries, Rohr-Bush GmbH & Co. and Bush-Viotechnik GmbH, have been consolidated on the basis of a year ending in October. Such fiscal period corresponds with those companies' fiscal year end.

     Earnings Per Share (EPS) - Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. There were 168,859, 133,983 and 104,019 stock options excluded from the computation of diluted earnings per share due to their antidilutive effect in 2001, 2000 and 1999, respectively.

     Comprehensive Income - Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distribution to owners. The Company's comprehensive income includes net earnings, an amount for foreign currency translation and a minimum pension liability adjustment.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of revenues and expenses during the reported period and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

     SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company does not believe that the adoption of SFAS No. 141 will have a material impact on its financial statements.

     Effective December 30, 2001 (the first day of fiscal 2002), the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The Company is currently evaluating, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations. However, the Company expects that a substantial amount of its intangible assets will no longer be amortized. Goodwill and other intangible assets subject to SFAS No. 142 were approximately $15 million as of December 29, 2001.

     SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective December 29, 2002 (the first day of fiscal 2003).

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"(SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Effective December 30, 2001 (the first day of fiscal 2002), the Company adopted SFAS No. 144 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

2.   INVENTORIES

     Inventories consist of (in thousands):

                                                    December 29,    December 30,
                                                        2001            2000

       Raw materials                                 $  16,137       $  13,421
       Work in progress                                  5,570           5,452
       Finished goods                                   33,590          55,965
                                                     ---------       ---------

       Total                                         $  55,297       $  74,838
                                                     =========       =========
3.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consist of:

                                                    December 29,    December 30,
                                                        2001            2000
                                                           (in thousands)

       Land                                          $   6,173       $   5,934
       Building and improvements                       124,082         120,503
       Machinery and equipment                         189,117         181,629
       Transportation equipment                          1,103           1,160
       Office equipment                                 14,942          12,838
       Leasehold improvements                            1,466           1,403
                                                     ---------       ---------
                                                       336,883         323,467
       Less accumulated depreciation                  (129,549)       (109,848)
                                                     ---------       ---------

       Total                                         $ 207,334       $ 213,619
                                                     =========       =========
     Depreciation expense was $18,124,000, $17,053,000 and $15,679,000 for 2001,
     2000 and 1999, respectively.

4.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of (in thousands):

                                                                                December 29,    December 30,
                                                                                    2001            2000
       Payroll, profit sharing and related liabilities                           $   10,302      $   12,983
       Commissions and sales related expenses                                        10,835          23,321
       Other                                                                          2,915           2,025
                                                                                 ----------      ----------

       Total                                                                     $  24,052       $   38,329
                                                                                 ==========      ==========

5.    LONG-TERM DEBT

      Long-term debt consists of:

                                                                                December 29,    December 30,
                                                                                    2001            2000
                                                                                      (in thousands)
       Revolving credit facility with the first contractual principal payment
         due June 2004.                                                          $  117,129      $  135,940

       Pennsylvania Industrial Development Authority loan, issued
         October 3, 1996, interest at a rate of 3%. Monthly principal and
         interest payments of $13,812 are due through 2011.                           1,420           1,541

       Pennsylvania Industrial Development Authority loan, issued
         February 26, 1997, interest at a rate of 3.75%. Monthly
         principal and interest payments of $14,544 are due through 2012.             1,483           1,600

       Pennsylvania Sunny Day Loan Fund loan, issued June 27, 1996, interest at a rate of 3%. Monthly principal and interest payments
         of $13,812 are due through 2011.                                             1,379           1,501

       Pennsylvania Machinery & Equipment Loan Fund loan, issued
         November 6, 1996, interest at a rate of 3%. Monthly principal
         and interest payments of $6,707 are due through 2003.                          154             227
                                                                                 ----------      ----------
       Total debt                                                                   121,565         140,809
       Less current portion                                                            (447)           (433)
                                                                                 ----------      ----------

       Total long-term debt                                                      $  121,118      $  140,376
                                                                                 ==========      ==========

     The Company has a revolving credit facility with a consortium of banks. Effective December 28, 2001, the Company entered into an amendment to its revolving credit facility which modified the aggregate commitments under the amended revolving credit facility to $173.0 million from $210.0 million. In addition, certain financial covenant ratios were amended. The amended revolving credit facility is available through June 30, 2004 and borrowings are secured by all domestic tangible personal property and intangible assets of the Company. The Company classifies borrowings under the facility as long-term because there are no contractual obligations for repayment until June 30, 2004. Interest is payable on the average daily balance of loans outstanding, primarily on a NYBOR based rate (4.63% at December 29, 2001) and a rate based on an eurocurrency rate for certain foreign currencies (6.50% at December 29, 2001). In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20.0 million in letters of credit, which issuance will be deemed part of the $173.0 million maximum amount of borrowing permitted under the credit facility. As of December 29, 2001, letters of credit amounting to approximately $4.6 million were outstanding.

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

     A five-year summary of aggregate principal payments on outstanding long-term debt is (in thousands):


        2002                                                         $      447
        2003                                                                462
        2004                                                            117,526
        2005                                                                410
        2006                                                                423
        Thereafter                                                        2,297
                                                                     ----------

        Total                                                        $  121,565
                                                                     ==========


6.    COMMITMENTS

      The Company has incurred rental expense for manufacturing and warehouse space and equipment. A summary of rent expense follows (in thousands):

                                                2001         2000          1999

        Real estate                          $  1,882     $  1,094     $  1,310
        Equipment                               2,372        2,259        2,156

      Minimum future obligations over the next five years under operating leases that have initial or remaining noncancelable terms in excess of one year are summarized as follows (in thousands):


        2002                                                           $  2,837
        2003                                                              1,059
        2004                                                                754
        2005                                                                508
        2006                                                                228

7.    INCOME TAXES

      The provision for income taxes is as follows (in thousands):

                                                             2001         2000           1999
        Current:
         Federal                                          $  528      $  10,041      $   6,867
         State                                               438          1,330            785
                                                          ------      ---------      ---------
                                                             966         11,371          7,652
                                                          ------      ---------      ---------

        Deferred:
         Federal                                             844          2,786            584
         State                                                87            326             60
         Foreign                                            (460)            49         (2,202)
                                                          ------      ---------      ---------
                                                             471          3,161         (1,558)
                                                          ------      ---------      ---------

        Total                                             $1,437      $  14,532      $   6,094
                                                          ======      =========      =========

        The types and tax effects of temporary differences included in deferred tax assets and liabilities are as follows (in thousands):

                                                                                     2001          2000
        Deferred Tax Assets:
          Accounts receivable                                                    $       348    $      473
          Accrued expenses                                                             2,910         3,687
          Inventories                                                                  1,984         2,310
          Deferred income                                                                343           390
          State investment and federal minimum tax credit carryforward                 8,112         3,048
          Subsidiary net operating loss carryforward                                   3,477         3,256
                                                                                 -----------    ----------
                                                                                      17,174        13,164

        Deferred Tax Liabilities:
          Property, plant and equipment                                              (15,740)      (14,482)
          Other assets                                                                (1,313)       (1,360)
                                                                                 -----------    ----------

         Subtotal                                                                        121        (2,678)



        Total valuation allowance                                                     (7,474)       (3,048)
                                                                                 -----------    ----------

        Net deferred tax liability                                               $    (7,353)   $   (5,726)
                                                                                 ===========    ==========

                                                                                     2001          2000
        Reported as (in thousands):
          Current asset (included in prepaid expenses
            and other current assets)                                            $     3,770    $    4,938
          Long-term liability                                                        (11,123)      (10,664)
                                                                                 -----------    ----------

        Net deferred tax liability                                               $    (7,353)   $   (5,726)
                                                                                 ===========    ==========

      The Company has recorded a valuation allowance primarily in anticipation that certain state investment tax credits will expire prior to their usage. State investment and subsidiary net operating loss carryforwards of approximately $7.5 million and $10.0 million begin to expire in 2003 and 2011, respectively. Substantially all of the subsidiary net operating loss carryforwards are a result of foreign operations and have no expiration date.

      The provision for income taxes differs in each of the years from the federal statutory rate due to the following:

                                                   2001        2000       1999

      Statutory rate                               35.0%       35.0%      35.0%
      State taxes, net of federal benefits         25.2         2.8        4.4
      Effect of non-deductible costs               19.1         0.9        2.6
      Effect of foreign tax rates                   2.0         0.5        8.9
      Other, net                                    3.5        (0.2)       0.5
                                                -------      ------      ------

      Effective tax rate                           84.8%       39.0%      51.4%
                                                =======      ======      ======


      The Company realized tax benefits amounting to $185,000, $108,000 and $24,000 as the result of stock option transactions during 2001, 2000 and 1999, respectively. The benefit has been credited to paid-in capital and is not reflected in the current year provision for taxes.

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

      In October 1999, the Company sold 268,574 shares of common stock at fair value to certain employees of the Company in exchange for notes receivable. Repayment of the notes will commence in the fourth quarter of 2003 through payroll deductions.

9. STOCK PLANS

   The Company currently has two open stock plans which provide for the issuance of Class A Common Stock. As of December 29, 2001, there were 609,465 shares of Class A Common Stock available for issuance under the 1995 Stock Plan and 166,961 shares of Class A Common Stock under the 1999 Stock Plan. Incentive Stock Options granted under the 1995 Stock Plan must have an option price of at least 100% (110% for stockholders with more than 10% of the total combined voting power) of the fair market value of the Class A Common Stock on the date of the grant. The option price of the Non-Qualified Stock Options granted pursuant to this plan shall be determined by the Compensation Committee of the Board of Directors, in its sole discretion. The vesting of outstanding stock options vary, however, they generally vest over a two to seven year period and expire ten years from the date of grant. No option can be exercised within one year after the date of grant. Under the 1999 Stock Plan, shares may be awarded for such consideration as determined by the Company.

   As of December 29, 2001, there were outstanding options to purchase 1,256,577 shares of Class A Common Stock under the current and prior plans at prices ranging from $8.91 to $29.93 that were vested and could be exercised. Of these outstanding options, 1,211,827 have an exercise price of $8.91.

   The following is a summary of option transactions:

                                                                 2001             2000              1999
      Options outstanding, beginning of year                  1,483,411         1,555,131        1,574,889
      Options granted                                            68,000            30,000           15,500
      Options exercised/cancelled                              (160,709)         (101,720)         (35,258)
                                                            -----------         ---------        ---------

      Options outstanding, end of year                        1,390,702         1,483,411        1,555,131
                                                            ===========         =========       ==========

   All of the options outstanding expire at various dates from 2003 through 2011. The option price of the shares subject to options exercised in 2001 ranged from $1.69 to $10.86. The weighted-average exercise prices of options were $8.51, $8.50 and $6.12 for fiscal years 2001, 2000 and 1999, respectively. The weighted-average grant-date fair value of options granted were $12.98, $13.88 and $10.34 for fiscal years 2001, 2000 and 1999, respectively.

   In addition to the options granted under the aforementioned plans, the Company has outstanding 48,376 shares (all exercisable) subject to non-qualifying options granted to certain key individuals which can be exercised through 2003 at an exercise price of $8.91.

   Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. The fair value of those options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively: risk free interest rate of 5.02%, 6.37% and 6.55%; dividend yield of 1.59%, 1.45% and 1.45%;
   volatility factors of the expected market price of the Company's common stock of 46%, 34% and 44%; and a weighted-average expected life of seven years for all three years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings, basic and diluted earnings per share for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 were $214,000, $0.02 and $0.02; $22,615,000, $1.65 and $1.59; and $5,729,000,
   $0.41 and $0.40, respectively.

10. PENSIONS

    The Company sponsors a defined benefit plan for eligible non-U.S. employees at its German facility.

    The following are reconciliations of the benefit obligation, the funded status of the plan, and the amounts recognized in the consolidated balance sheets (in thousands):

                                                                                   2001          2000
      Change in benefit obligation:
        Benefit obligation at beginning of year                                 $   5,362     $    6,059
        Service cost                                                                   58            116
        Interest cost                                                                 335            342
        Foreign currency exchange rate changes                                        147         (1,187)
        Actuarial gain                                                                154            205
        Benefits paid                                                                (176)          (173)
                                                                                ---------     ----------

      Benefit obligations at end of year                                            5,880          5,362
                                                                                ---------     ----------

      Funded status (the plan is unfunded)                                         (5,880)        (5,362)
        Unrecognized net actuarial gain                                               154            205
                                                                                ---------     ----------

      Net amount recognized                                                     $  (5,726)    $   (5,157)
                                                                                =========     ==========

    Amounts recognized in the balance sheets consist of:

                                                                                   2001          2000
      Accrued benefit liability (included in other long-term liabilities)       $  (5,794)    $   (5,222)
      Accumulated other comprehensive loss                                             68             65
                                                                                ----------    ----------

      Net amount recognized                                                     $  (5,726)    $   (5,157)
                                                                                ==========    ==========

    There were no plan assets at December 29, 2001 and December 30, 2000. The plan is funded to the extent of benefits paid.

    Weighted average assumptions for the years ended:

                                                                      2001         2000          1999
      Discount rate                                                   6.00%        6.00%         6.00%
      Rate of increase in compensation levels                         2.50%        2.50%         2.50%

    Components of net periodic benefit cost consisted of the following (in thousands):

                                                                      2001         2000         1999
      Service cost                                                  $   58      $   116    $     143
      Interest cost                                                    335          342          381
                                                                    ------     -------     ---------

      Net periodic benefit cost                                     $  393      $   458    $     524
                                                                    ======     ========    =========

      The Company also sponsors defined contribution plans which cover substantially all of the Company's eligible U.S. employees. The plans provide for a general employer contribution, a wage reduction feature under Section 401(k) and a matching contribution. The general employer contribution provides for a discretionary Company contribution of the Company's Class A common stock. The matching contribution is made on behalf of each eligible participant who makes a wage reduction contribution. This matching contribution is made in cash and includes certain limitations. Net pension cost related to the plans was $1,276,000, $1,366,000 and $1,462,000 for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

11.   BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

      During 2001, the Company announced a plan to reorganize its operations into four operating segments based principally on the natural alignment of its customers, markets and products. This reorganization was substantially completed by the end of 2001. Accordingly, the segment information for the prior years has been restated to conform to the current operating structure. Inter-segment sales were made at prices approximating current market value. Certain expenses relating to the North American furniture segments, Bush Business Furniture and Bush Furniture, were allocated to these two segments based on certain percentages and assumptions that the Company believes are reasonable.

      In evaluating segment performance, management focuses on earnings from operations before income taxes. The earnings before income taxes exclude nonrecurring charges such as restructuring charges and gains or losses on the sale of assets. The accounting policies of the segments are the same as those described in Note 1.

      An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (all dollars are in thousands):

                                                      2001        2000           1999
Net sales from external customers:
  Bush Business Furniture                           $152,080      $221,936     $205,159
  Bush Furniture                                     114,432       142,093      150,647
  Bush Furniture Europe                               54,287        55,858       70,726
  Bush Technologies                                   25,007        31,310       15,174
                                                    --------      --------     --------
Consolidated total                                  $345,806      $451,197     $441,706
                                                    ========      ========     ========
Inter-segment sales:
  Bush Business Furniture                           $      -      $      -     $      -
  Bush Furniture                                           -             -            -
  Bush Furniture Europe                                4,084        16,060        1,662
  Bush Technologies                                      179         1,143          872
                                                    --------      --------     --------
Total                                               $  4,263      $ 17,203     $  2,534
                                                    ========      ========     ========
Segment earnings (loss) before income taxes:
  Bush Business Furniture                           $  1,450      $ 17,285     $ 14,454
  Bush Furniture                                      (1,919)        6,954       16,747
  Bush Furniture Europe                               (3,423)          416      (10,610)
  Bush Technologies                                    5,586         9,036          937
                                                    --------      --------     --------
                                                       1,694        33,691       21,528
  Gain on sale of assets                                   -         3,618            -
  Restructuring charge                                     -             -       (9,672)
                                                    --------      --------     --------
Consolidated total                                  $  1,694      $ 37,309     $ 11,856
                                                    ========      ========     ========
Interest expense:
  Bush Business Furniture                           $  3,458      $  6,020     $  3,986
  Bush Furniture                                       2,473         3,461        2,647
  Bush Furniture Europe                                2,384         2,006        2,173
  Bush Technologies                                      238           403          624
                                                    --------      --------     --------
Consolidated total                                  $  8,553      $ 11,890     $  9,430
                                                    ========      ========     ========
Depreciation and amortization:
  Bush Business Furniture and Bush Furniture (1)    $ 15,501      $ 14,022     $ 12,118
  Bush Furniture Europe                                3,248         3,500        3,649
  Bush Technologies                                      898         1,144        1,436
                                                    --------      --------     --------
Consolidated total                                  $ 19,647      $ 18,666     $ 17,203
                                                    ========      ========     ========
Capital expenditures for long-lived assets:
  Bush Business Furniture and Bush Furniture (1)    $  3,763      $ 25,344     $ 30,735
  Bush Furniture Europe                                4,470         4,608          812
  Bush Technologies                                    1,211         3,349          116
                                                    --------      --------     --------
 Consolidated total                                 $  9,444      $ 33,301     $ 31,663
                                                    ========      ========     ========

                                     F-17

                                                    December 29,    December 30,
                                                       2001            2000

Identifiable assets:
  Bush Business Furniture and Bush Furniture (1)    $243,383        $291,228
  Bush Furniture Europe                               56,054          52,737
  Bush Technologies                                   21,740          22,586
                                                    --------        --------

Consolidated total                                  $321,177        $366,551
                                                    ========        ========

(1) The Company's North American furniture segments, Bush Business Furniture and Bush Furniture, share certain productive assets. These productive assets manufacture components for both Bush Business Furniture and Bush Furniture products. As a result, expenses related to depreciation and amortization, and capital expenditures for long-lived assets are not allocated between these two furniture segments. Further, identifiable assets are not allocated between Bush Business Furniture and Bush Furniture.

The Company's geographic operations outside of the United States principally include Germany. The Company's products are sold throughout the world. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location in thousands:

                                          2001        2000        1999

Net sales by geographic area:
  United States                         $291,547    $395,341    $370,982
  Germany                                 54,259      55,856      70,724
                                        --------    --------    --------

  Total                                 $345,806    $451,197    $441,706
                                        ========    ========    ========

                                             December 29,     December 30,
                                                2001              2000

Long-lived assets by geographic area:
  United States                               $193,289          $204,513
  Germany                                       42,639            38,476
                                              --------          --------

  Total                                       $235,928          $242,989
                                              ========          ========


Electronic and office product superstores and mass merchandisers, throughout the United States and furniture stores in Europe, comprise a significant portion of the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions or occurrences within the retail industry, the majority of trade receivables were current at December 29, 2001. The Company has one United States customer that accounted for total gross sales of approximately 14% in 2001, 20% in 2000 and 21% in 1999, and approximately 5% and 13% of accounts receivable at December 29, 2001 and December 30, 2000, respectively. The Company has a second United States customer that accounted for total gross sales of approximately 14% in 2001, 18% in 2000 and 16% in 1999, and approximately 13% and 12% of accounts receivable at December 29, 2001 and December 30, 2000, respectively. The Company has a third United States customer that accounted for total gross sales of approximately 12% in 2001, and approximately 15% of accounts receivable at December 29, 2001. Gross sales for this third customer did not exceed 10% in 2000 or 1999.

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

13.   RESTRUCTURING

      During the first quarter of 1999, the Company finalized plans to restructure certain of its operations resulting in non-recurring restructuring costs amounting to $9,672,000 being charged to expense in 1999. All components of the restructuring were completed in 1999 with severance payments completed during the first half of fiscal year 2000.

14.   SALE OF ASSETS

      In December 2000, the Company sold substantially all of the assets of its retail service business, a division of the Company, to a third party in exchange for shares of stock of the purchaser. Net sales of this retail service business were not significant to the consolidated financial statements. The Company recorded the shares of stock received at fair value of approximately $5.0 million, which resulted in a pre-tax gain of approximately $3.6 million. The investment is included in other assets on the consolidated balance sheets since the Company expects to hold the investment on a long-term basis. The cost method is used to account for this investment because the Company does not have the ability to exercise significant influence over the purchaser's operating and financial policies.

15.   QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                                              (In Thousands, except per share data)
                                             4th Qtr.      3rd Qtr.   2nd Qtr.   1st Qtr.
      2001

      Net sales                             $ 84,950       $ 80,614   $ 75,614   $104,628
      Gross profit                            16,365  (a)    22,757     22,489     31,771
      Net earnings (loss)                     (5,926) (a)       849      1,421      3,913
      Earnings (loss) per share - basic        (0.43)          0.06       0.10       0.29
      Earnings (loss) per share - diluted      (0.43) (b)      0.06       0.10       0.28

      2000

      Net sales                             $118,033       $106,130   $104,868   $122,166
      Gross profit                            39,477         34,241     32,360     37,433
      Net earnings                             9,096  (c)     6,270      3,409      4,002
      Earnings per share - basic                0.67           0.46       0.25       0.29
      Earnings per share - diluted              0.65           0.44       0.24       0.28

     (a) Fourth quarter 2001 gross profit and net loss includes a $5.2 million pre-tax non-cash inventory write down.

     (b) Fourth quarter 2001 diluted earnings per share were calculated using basic weighted average shares outstanding because using diluted weighted average shares outstanding would have been antidilutive.

     (c) Fourth quarter 2000 net earnings includes a pre-tax gain on sale of assets of $3,618,000.

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


Fiscal 2001              $ 1,341             $    810                 $    0             $    1,172          $      979


Fiscal 2000              $ 1,911             $    833                 $    0             $    1,403          $    1,341


Fiscal 1999              $ 1,905             $    690                 $    0             $      684          $    1,911


(1) Accounts written off, net of collections on accounts receivable previously written off