Form 10-Q
period 2002-03-30
BUSH INDUSTRIES INC
filed 2002-05-08
CIK 758604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002
                               --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number      1-8884
                        -------------

                              BUSH INDUSTRIES, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            16-0837346
-------------------------------                        -------------------------
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

Yes    X          No
    -------          ---------

Number of shares of Common Stock outstanding as of March 30, 2002: 10,385,104 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                                           MARCH 30,    DECEMBER 29,
                                                                2002            2001
                                                           ---------    ------------
                                                                (In thousands)
ASSETS
------
Current Assets:
   Cash                                                    $   2,356       $   1,589
   Accounts receivable                                        17,721          16,872
   Inventories                                                52,737          55,297
   Prepaid expenses and other current assets                   7,155          11,491
                                                           ---------       ---------
        Total Current Assets                                  79,969          85,249

Property, Plant and Equipment, Net                           203,052         207,334

Other Assets                                                  29,152          28,594
                                                           ---------       ---------

TOTAL ASSETS                                               $ 312,173       $ 321,177
                                                           =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                        $  20,105       $  17,184
   Income taxes                                                  135              43
   Other accrued liabilities                                  23,214          24,052
   Current portion of long-term debt                             451             447
                                                           ---------       ---------
        Total Current Liabilities                             43,905          41,726
Deferred Income Taxes                                         11,459          11,123
Other Long-term Liabilities                                    7,118           7,237
Long-term Debt                                               109,125         121,118
                                                           ---------       ---------
         Total Liabilities                                   171,607         181,204
                                                           ---------       ---------

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,776,508 and 10,768,243 shares issued                1,078           1,077
        Class B, $.10 par, 6,000,000 shares authorized,
        3,395,365 shares issued                                  340             340
Paid-in capital                                               22,999          22,916
Retained earnings                                            123,568         123,164
Accumulated other comprehensive income                         1,767           1,666
                                                           ---------       ---------
                                                             149,752         149,163
Less treasury stock, 391,404 and 388,400 Class A shares       (5,814)         (5,775)
Less notes receivable related to common stock                 (3,372)         (3,415)
                                                           ---------       ---------
        Total Stockholders' Equity                           140,566         139,973
                                                           ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 312,173       $ 321,177
                                                           =========       =========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                            THIRTEEN WEEKS ENDED
                                        -----------------------------
                                           MARCH 30,     MARCH 31,
                                                2002          2001
                                           ---------     ---------
                                        (In thousands, except shares
                                             and per share data)

Net Sales                                $    88,332   $   104,628
Costs and Expenses:
   Cost of sales                              63,675        72,857
   Selling, general and administrative        21,094        22,485
   Interest expense                            1,725         2,625
                                         -----------   -----------
                                              86,494        97,967

Earnings Before Income Taxes                   1,838         6,661

Income Tax Expense                               745         2,748
                                         -----------   -----------

Net Earnings                             $     1,093   $     3,913
                                         ===========   ===========

Earnings per Share:
   Basic                                 $      0.08   $      0.29
   Diluted                               $      0.08   $      0.28

Weighted Average Shares Outstanding:
   Basic                                  13,777,442    13,668,577
   Diluted                                14,080,747    14,157,526


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                   (Unaudited)

                                                           THIRTEEN WEEKS ENDED
                                                          ----------------------
                                                          MARCH 30,    MARCH 31,
                                                               2002         2001
                                                          ---------    ---------
                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings                                             $  1,093    $  3,913
   Adjustment to reconcile net earnings to net cash
   provided by operating activities:
      Depreciation and amortization                            4,950       4,753
      Deferred income taxes                                      173         423
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                       (934)     14,657
      Inventories                                              2,297       8,724
      Prepaid expenses and other current assets                4,289         837
      Accounts payable                                         3,180      (9,491)
      Income taxes                                                99        (512)
      Other accrued liabilities                                 (510)     (7,784)
                                                            --------    --------
         Net cash provided by operating activities            14,637      15,520
                                                            --------    --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
-----------------------------------------
   Capital expenditures                                       (1,636)     (5,630)
   Increase in other assets                                     (686)       (241)
                                                            --------    --------
      Net cash used for investing activities                  (2,322)     (5,871)
                                                            --------    --------

CASH FLOWS USED FOR FINANCING ACTIVITIES:
-----------------------------------------
   Repayment of long-term debt                               (11,015)     (9,945)
   Exercise of stock options by employees                         74         285
   Dividends paid                                               (689)       (683)
   Payments received for notes receivable                          4           0
                                                            --------    --------
      Net cash used for financing activities                 (11,626)    (10,343)
                                                            --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           78          54

NET INCREASE (DECREASE) IN CASH                                  767        (640)

CASH AT BEGINNING OF PERIOD                                    1,589       1,225
                                                            --------    --------

CASH AT END OF PERIOD                                       $  2,356    $    585
                                                            ========    ========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                       Thirteen weeks ended March 30, 2002
                                   (Unaudited)

1. The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the fiscal year ended December 29, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the fiscal year ended December 29, 2001.

     The foregoing financial information reflects all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

2. Total comprehensive income for the first quarter of 2002 and 2001 was as follows:

                                                        THIRTEEN WEEKS ENDED
                                                    ----------------------------
                                                    MARCH 30,          MARCH 31,
                                                         2002               2001
                                                    ---------       ------------
                                                            (In thousands)
     Net earnings                                      $1,093            $3,913
     Accumulated other comprehensive income (loss)        101              (208)
                                                       ------            ------
     Total comprehensive income                        $1,194            $3,705
                                                       ======            ======


3.   Inventories consist of the following:

                                                    MARCH 30,       DECEMBER 29,
                                                         2002               2001
                                                    ---------       ------------
                                                            (In thousands)
     Raw material                                     $13,921           $16,137
     Work in progress                                   5,510             5,570
     Finished goods                                    33,306            33,590
                                                      -------           -------
                                                      $52,737           $55,297
                                                      =======           =======

4.   Segment Reporting

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

                                                                THIRTEEN WEEKS ENDED
                                                                --------------------
                                                                MARCH 30,   MARCH 31,
                                                                     2002        2001
                                                                ---------   ---------
                                                                    (In thousands)
     Net Sales from External Customers:
        Bush Business Furniture                                 $ 40,344    $ 46,235
        Bush Furniture                                            29,327      31,057
        Bush Furniture Europe                                     13,976      16,211
        Bush Technologies                                          4,685      11,125
                                                                --------    --------
        Consolidated Net Sales                                  $ 88,332    $104,628
                                                                ========    ========


     Inter-segment Sales:
        Bush Business Furniture                                 $      0    $      0
        Bush Furniture                                                 0           0
        Bush Furniture Europe                                        627       1,748
        Bush Technologies                                              0           0
                                                                --------    --------
        Total                                                   $    627    $  1,748
                                                                ========    ========


     Earnings (Loss) Before Income Taxes:
        Bush Business Furniture                                 $  1,700    $  1,703
        Bush Furniture                                               947         209
        Bush Furniture Europe                                       (499)        195
        Bush Technologies                                           (310)      4,554
                                                                --------    --------
        Consolidated Earnings Before Income Taxes               $  1,838    $  6,661
                                                                ========    ========

                                                              MARCH 30,       DECEMBER 29,
                                                                   2002               2001
                                                              ---------       ------------
                                                                    (In thousands)
     Total Assets:
      Bush Business Furniture and Bush Furniture (*)          $231,094            $243,383
      Bush Furniture - Europe                                   56,029              56,054
      Bush Technologies                                         25,050              21,740
                                                              --------            --------
      Consolidated Total Assets                               $312,173            $321,177
                                                              ========            ========

     (*) The Company's North American furniture segments, Bush Business Furniture and Bush Furniture, share certain productive assets. These productive assets manufacture components for both Bush Business Furniture and Bush Furniture products. As a result, identifiable assets are not allocated between Bush Business Furniture and Bush Furniture.

5.   Goodwill

     Effective December 30, 2001 (the first day of fiscal 2002), the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations.

     Goodwill and other intangible assets subject to SFAS No. 142 were approximately $15 million as of March 30, 2002. For the quarter ended March 30, 2002 there was no goodwill amortization expense and there were no changes in the carrying amount of goodwill.

     Actual results of operations for the thirteen weeks ended March 30, 2002 and as adjusted results of operations for the thirteen weeks ended March 31, 2001 had the non-amortization provisions of SFAS No. 142 been applied in that fiscal quarter are as follows:



                                                                  THIRTEEN WEEKS ENDED
                                                                -----------------------
                                                           MARCH 30,             MARCH 31,
                                                                2002                  2001
                                                           ---------             ---------
                                                       (in thousands, expect per share amounts)
     Net earnings:
       As reported                                          $1,093                 $3,913
       Goodwill amortization, net of income taxes              ---                    263
                                                            ------                 ------
       As adjusted                                          $1,093                 $4,176

                                                  THIRTEEN WEEKS ENDED
                                                -----------------------
                                             MARCH 30,           MARCH 31,
                                                 2002                2001
                                             ---------           ---------
                                        (in thousands, expect per share amounts)

     Basic earnings per share:
        As reported                          $0.08                 $0.29
        As adjusted                          $0.08                 $0.31

     Diluted earnings per share:
        As reported                          $0.08                 $0.28
        As adjusted                          $0.08                 $0.29


6.   Earnings per share

     There were 169,000 and 159,878 stock options excluded from the computation of diluted earnings per share due to their antidilutive effect for the first quarter of 2002 and 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Forward-looking statements include statements regarding the intent, belief, projected or current expectations of the Company or its Officers (including statements preceded by, followed by or including forward-looking terminology such as "may," "will," "should," "believe," "expect," "anticipate," "estimate," "continue" or similar expressions or comparable terminology), with respect to various matters. The Company cannot guarantee future results, levels of activity, performance or achievements. Factors that could cause or contribute to such differences include, but are not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS:
----------------------

     First quarter sales for the 13 week period ended March 30, 2002 were $88,332,000. This represented a decrease of $16,296,000, or approximately 15.6%, compared to net sales of $104,628,000 for the 13 week period ended March 31, 2001. As compared to the year ago fiscal quarter, the decrease in net sales primarily reflects the difficult current economic conditions in the markets served by the Company's products and the resultant lower order rates from the Company's customers. Lower sales levels were experienced in all of the Company's business segments.

     Cost of sales decreased $9,182,000 for the 13 week period ended March 30, 2002, compared to the 13 week period ended March 31, 2001. The decrease in cost of sales was primarily due to lower sales volumes. Cost of sales as an approximate percentage of net sales increased by 2.5 percentage points, from 69.6% in the first quarter of 2001 to 72.1% in the first quarter of 2002. The increase in cost of sales as an approximate percentage of net sales primarily reflects the impact of lower sales and gross margins in the Bush Technologies segment.

     Selling, general and administrative expenses decreased $1,391,000 for the 13 week period ended March 30, 2002, compared to the 13 week period ended March 31, 2001, and as an approximate percentage of net sales increased from 21.5% in the first quarter of 2001 to 23.9% in the first quarter of 2002. The decrease in selling, general and administrative expenses was primarily the result of a reduction in various variable selling expenses such as commissions, marketing and promotional incentives, and a reduction in employee performance bonuses proportionate to the reduction in pre-tax return on sales. The increase in selling, general and administrative expenses as an approximate percentage of net sales primarily reflects fixed costs being spread over a lower sales volume.

     Interest expense for the 13 week period ended March 30, 2002 decreased to $1,725,000 (or approximately 2.0% of net sales) from $2,625,000 (or approximately 2.5% of net sales) for the 13 week period ended March 31, 2001. The decrease in interest expense was primarily due to decreases in the interest rates paid on the Company's revolving credit facility and a decrease in average debt.

     The effective income tax rate decreased from 41.3% for the 13 week period ended March 31, 2001 to 40.5% for the 13 week period ended March 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     Working capital at March 30, 2002 decreased by $7,459,000, as compared to working capital at year-end 2001. Such decreased working capital was due, in part, to a decrease in prepaid expenses and other current assets, inventories and an increase in accounts payable, partially offset by a increase in accounts receivable and a decrease in other accrued liabilities. The decrease in prepaid expenses and other current assets primarily reflects an overpayment of income taxes in fiscal year 2001 that were refunded in the first quarter of fiscal year 2002. The decrease in inventories and the increase in accounts payable reflect actions taken to reduce working capital requirements. Total assets at March 30, 2002 decreased by $9,004,000 over year-end 2001 due, in part, to decreases in prepaid expenses and other current assets, property, plant and equipment and inventories. The decrease in property, plant and equipment primarily reflects capital expenditures that are less than the level of depreciation. In addition, total liabilities decreased by $9,597,000 at March 30, 2002, as compared to year-end 2001, due mostly to a decrease in long-term debt and other accrued liabilities, partially offset by an increase in accounts payable.

     The Company spent $1,636,000 on capital expenditures during the first quarter of 2002, which were financed primarily with net cash flow from operating activities. Capital expenditures for fiscal year 2002 are currently forecasted to be approximately $7 million.

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

     The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. The loan is due June 30, 2004 with a balloon payment of the then remaining principal and any accrued interest. The Company has classified all of the line of credit as long-term, as there are no required principal payments due until June 30, 2004. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin. The applicable margin, which pertains only to LIBOR and NYBOR rate loans, varies from 1.5% to 3.5%, depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $173,000,000 maximum amount of borrowing permitted under the credit facility.

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

     SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

     Effective December 30, 2001 (the first day of fiscal 2002), the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The Company is currently evaluating, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations. However, the Company expects that a substantial amount of its intangible assets will no longer be amortized. Goodwill and other intangible assets subject to SFAS No.142 were approximately $15 million as of December 29, 2001 and the associated pre-tax amortization was approximately $1.4 million in fiscal year 2001.

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

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Effective December 30, 2001 (the first day of fiscal 2002), the Company adopted SFAS No. 144. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-----------------------------------------------------------

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility due to its variable LIBOR pricing. Based on the outstanding balance of long-term debt at end of the first quarter of fiscal year 2002, a one percentage point change in interest rates would result in annual interest expense fluctuating approximately $1.1 million.

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

                           Part II. OTHER INFORMATION
                           --------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

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

                                                       BUSH INDUSTRIES, INC.
                                                 -------------------------------
                                                           (Registrant)




Date:     May 7, 2002                        By: /s/ Neil Frederick
      ------------------------                   -------------------------------
                                                          (Signature)
                                                 Neil Frederick
                                                 Chief Financial Officer and
                                                 Treasurer