Form 10-Q
period 2002-06-29
BUSH INDUSTRIES INC
filed 2002-07-30
CIK 758604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002
                               -------------

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

Commission file number  1-8884
                      ----------

                              BUSH INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              16-0837346
-------------------------------                               ----------------
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

Yes  X      No____
   -----

Number of shares of Common Stock outstanding as of June 29, 2002: 10,446,579 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                                            JUNE 29,       DECEMBER 29,
                                                                2002               2001
                                                            --------       ------------
                                                                  (In thousands)
ASSETS
------
Current Assets:
   Cash                                                     $  2,115           $  1,589
   Accounts receivable                                        14,901             16,872
   Inventories                                                58,103             55,297
   Prepaid expenses and other current assets                   8,542             11,491
                                                            --------           --------
        Total Current Assets                                  83,661             85,249

Property, Plant and Equipment, Net                           200,892            207,334

Other Assets                                                  29,267             28,594
                                                            --------           --------

TOTAL ASSETS                                                $313,820           $321,177
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                         $ 22,668           $ 17,184
   Income taxes                                                  466                 43
   Other accrued liabilities                                  18,834             24,052
   Current portion of long-term debt                             455                447
                                                            --------           --------
        Total Current Liabilities                             42,423             41,726

Deferred Income Taxes                                         11,821             11,123
Other Long-term Liabilities                                    7,460              7,237
Long-term Debt                                               111,121            121,118
                                                            --------           --------
        Total Liabilities                                    172,825            181,204
                                                            --------           --------
Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,837,983 and 10,768,243 shares issued                1,084              1,077

        Class B, $.10 par, 6,000,000 shares authorized,
        3,395,365 shares issued                                  340                340

   Paid-in capital                                            23,637             22,916
   Retained earnings                                         123,417            123,164
   Accumulated other comprehensive income                      1,703              1,666
                                                            --------           --------
                                                             150,181            149,163

Less treasury stock, 391,404 and 388,400 Class A shares       (5,814)            (5,775)
Less notes receivable related to common stock                 (3,372)            (3,415)
                                                            --------           --------
        Total Stockholders' Equity                           140,995            139,973
                                                            --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $313,820           $321,177
                                                            ========           ========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                  THIRTEEN WEEKS ENDED
                                             ----------------------------------
                                             JUNE 29,                  JUNE 30,
                                                 2002                      2001
                                             --------                  --------
                                              (In thousands, except shares
                                                   and per share data)
Net Sales                                 $    78,929               $    75,614

Costs and Expenses:

   Cost of sales                               56,449                    53,125
   Selling, general and administrative         19,688                    17,743
   Interest expense                             1,861                     2,310
                                          -----------               -----------
                                               77,998                    73,178

Earnings Before Income Taxes                      931                     2,436

Income Taxes                                      390                     1,015
                                          -----------               -----------

Net Earnings                              $       541               $     1,421
                                          ===========               ===========

Earnings per Share
   Basic                                  $      0.04               $      0.10
   Diluted                                $      0.04               $      0.10

Weighted Average Shares Outstanding
   Basic                                   13,821,388                13,690,455
   Diluted                                 14,120,256                14,210,248

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)


                                                  TWENTY-SIX WEEKS ENDED
                                            ----------------------------------
                                            JUNE 29,                  JUNE 30,
                                                2002                      2001
                                            --------                  --------
                                               (In thousands, except shares
                                                    and per share data)
Net Sales                                $   167,261              $    180,242

Costs and Expenses:

   Cost of sales                             120,124                   125,982
   Selling, general and administrative        40,782                    40,228
   Interest expense                            3,586                     4,935
                                         -----------              ------------
                                             164,492                   171,145

Earnings Before Income Taxes                   2,769                     9,097

Income Tax Expense                             1,135                     3,763
                                         -----------              ------------

Net Earnings                             $     1,634              $      5,334
                                         ===========              ============

Earnings per Share
   Basic                                 $      0.12              $       0.39
   Diluted                               $      0.12              $       0.38

Weighted Average Shares Outstanding
   Basic                                  13,799,416                13,679,517
   Diluted                                14,100,538                14,183,954

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                       TWENTY-SIX WEEKS ENDED
                                                                ----------------------------------
                                                                JUNE 29,                  JUNE 30,
                                                                    2002                      2001
                                                                --------                  --------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net earnings                                                 $  1,634                  $  5,334
   Adjustment to reconcile net earnings to net
   cash provided by operating activities:
      Depreciation and amortization                                9,944                     9,607
      Deferred income taxes                                          721                       693
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                          1,991                    15,332
      Inventories                                                 (2,723)                      115
      Prepaid expenses and other current assets                    2,977                      (220)
      Accounts payable                                             5,440                    (9,137)
      Income taxes                                                   529                    (2,639)
      Other accrued liabilities                                   (5,010)                  (17,138)
                                                                --------                  --------
         Net cash provided by operating activities                15,503                     1,947
                                                                --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Capital expenditures                                           (3,112)                   (8,073)
   Increase in other assets                                         (871)                     (401)
                                                                --------                  --------
      Net cash used for investing activities                      (3,983)                   (8,474)
                                                                --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Repayment of long-term debt                                   (10,272)                     (215)
   Proceeds from long-term debt                                        0                     8,172
   Exercise of stock options by employees                            621                       291
   Dividends paid                                                 (1,381)                   (1,368)
   Payments received for notes receivable                              4                         0
                                                                --------                  --------
      Net cash (used for) provided by financing activities       (11,028)                    6,880
                                                                --------                  --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               34                       369
                                                                --------                  --------


NET INCREASE IN CASH                                                 526                       722

CASH AT BEGINNING OF PERIOD                                        1,589                     1,225
                                                                --------                  --------

CASH AT END OF PERIOD                                           $  2,115                  $  1,947
                                                                ========                  ========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Twenty-six weeks ended June 29, 2002
                                   (Unaudited)

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

2.   Earnings per share

     The number of stock options excluded from the computation of diluted earning per share due to their antidilutive effect were approximately 205,000 for both the thirteen and twenty-six weeks ended June 29, 2002 and approximately 91,000 and 91,880 for the thirteen and twenty-six weeks ended June 30, 2001, respectively.

3. The following tables set forth total comprehensive income for the 13 week and 26 week periods indicated below.

                                                         THIRTEEN WEEKS ENDED
                                                      -------------------------
                                                      JUNE 29,         JUNE 30,
                                                          2002             2001
                                                      --------         --------
                                                           (In thousands)
     Net earnings                                         $541           $1,421
     Accumulated other comprehensive (loss) income         (64)              49
                                                          ----           ------
     Total comprehensive income                           $477           $1,470
                                                          ====           ======

                                                        TWENTY-SIX WEEKS ENDED
                                                      -------------------------
                                                      JUNE 29,         JUNE 30,
                                                          2002             2001
                                                      --------         --------
                                                             (In thousands)
     Net earnings                                       $1,634           $5,334
     Accumulated other comprehensive income (loss)          37             (159)
                                                        ------           ------
     Total comprehensive income                         $1,671           $5,175
                                                        ======           ======

4.   Inventories consist of the following:

                                                     JUNE 29,     DECEMBER 29,
                                                         2002             2001
                                                     --------     ------------
                                                            (In thousands)

     Raw material                                     $14,585          $16,137
     Work in progress                                   6,178            5,570
     Finished goods                                    37,340           33,590
                                                      -------          -------
                                                      $58,103          $55,297
                                                      =======          =======



5.   Segment Reporting

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

                                                       THIRTEEN WEEKS ENDED
                                                     ------------------------
                                                     JUNE 29,       JUNE 30,
                                                         2002           2001
                                                     --------       --------
                                                         (In thousands)

     Net Sales from External Customers:
        Bush Business Furniture                       $38,206       $28,231
        Bush Furniture                                 22,121        25,099
        Bush Furniture Europe                          14,567        15,646
        Bush Technologies                               4,035         6,638
                                                      -------       -------
        Consolidated Net Sales                        $78,929       $75,614
                                                      =======       =======

     Inter-segment Sales:
        Bush Business Furniture                       $     0       $     0
        Bush Furniture                                      0             0
        Bush Furniture Europe                             123           632
        Bush Technologies                                   0            44
                                                      -------       -------

        Total                                         $   123       $   676
                                                      =======       =======

                                                       THIRTEEN WEEKS ENDED
                                                      -----------------------
                                                      JUNE 29,       JUNE 30,
                                                          2002          2001
                                                      --------       --------
                                                          (In thousands)
     Earnings (Loss) Before Income Taxes:
        Bush Business Furniture                       $  2,739       $    956
        Bush Furniture                                     502           (790)
        Bush Furniture Europe                           (1,096)            84
        Bush Technologies                               (1,214)         2,186
                                                      --------       --------
        Consolidated Earnings Before Income Taxes     $    931       $  2,436
                                                      ========       ========

                                                      TWENTY-SIX  WEEKS ENDED
                                                      -----------------------
                                                      JUNE 29,       JUNE 30,
                                                          2002           2001
                                                      --------       --------
                                                           (In thousands)
     Net Sales from External Customers:
        Bush Business Furniture                       $ 78,550       $ 74,466
        Bush Furniture                                  51,448         56,156
        Bush Furniture Europe                           28,543         31,857
        Bush Technologies                                8,720         17,763
                                                      --------       --------
        Consolidated Net Sales                        $167,261       $180,242
                                                      ========       ========
     Inter-segment Sales:
        Bush Business Furniture                       $      0       $      0
        Bush Furniture                                       0              0
        Bush Furniture Europe                              750          2,379
        Bush Technologies                                    0             44
                                                      --------       --------
        Total                                         $    750       $  2,423
                                                      ========       ========

     Earnings (Loss) Before Income Taxes:
        Bush Business Furniture                       $  4,439       $  2,659
        Bush Furniture                                   1,449           (581)
        Bush Furniture Europe                           (1,595)           279
        Bush Technologies                               (1,524)         6,740
                                                      --------       ---------
        Consolidated Earnings Before Income Taxes     $  2,769       $  9,097
                                                      ========       =========

                                                                      JUNE 29,       DECEMBER 29,
                                                                          2002               2001
                                                                      --------       ------------
                                                                             (In thousands)
     Total Assets:
        Bush Business Furniture and Bush Furniture (*)                $231,543           $243,383
        Bush Furniture Europe                                           57,502             56,054
        Bush Technologies                                               24,775             21,740
                                                                      --------           --------
        Consolidated Total Assets                                     $313,820           $321,177
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

6.   Goodwill

     Effective December 30, 2001 (the first day of fiscal 2002), the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. A requirement of SFAS No. 142 is to complete the initial step of a transitional goodwill impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any goodwill impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations.

     The Company has completed the initial step of the transitional evaluation to determine whether there has been an indication of goodwill impairment. As a result of this transitional evaluation, the Company may record a non-cash charge for goodwill impairment of up to approximately $2.4 million in the second half of fiscal year 2002 as a cumulative effect of a change in accounting principle. The potential impairment is related to the Bush Furniture Europe segment.

     Goodwill and other intangible assets subject to SFAS No. 142 were approximately $15 million as of June 29, 2002. For the thirteen and twenty-six week periods ended June 29, 2002 there was no goodwill amortization expense and there were no changes in the carrying amount of goodwill.

     Actual results of operations for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001 and as adjusted results of operations for the thirteen and twenty-six weeks ended June 30, 2001 had the non-amortization provisions of SFAS No. 142 been applied in those periods are as follows:

                                                                   THIRTEEN WEEKS ENDED
                                                                 ------------------------
                                                                 JUNE 29,        JUNE 30,
                                                                     2002            2001
                                                                 --------        --------
                                                 (in thousands, expect per share amounts)
Net earnings:
   As reported                                                      $ 541          $1,421
   Goodwill amortization, net of income taxes                           0             277
                                                                    -----          ------
   As adjusted                                                      $ 541          $1,698
                                                                    =====          ======
Basic earnings per share:
   As reported                                                      $0.04          $ 0.10
   As adjusted                                                      $0.04          $ 0.12

Diluted earnings per share:
   As reported                                                      $0.04          $ 0.10
   As adjusted                                                      $0.04          $ 0.12

                                                                  TWENTY-SIX WEEKS ENDED
                                                                 ------------------------
                                                                 JUNE 29,        JUNE 30,
                                                                     2002            2001
                                                                 --------        --------
                                                 (in thousands, expect per share amounts)
Net earnings:
   As reported                                                     $1,634          $5,334
   Goodwill amortization, net of income taxes                           0             554
                                                                   ------          ------
   As adjusted                                                     $1,634          $5,888
                                                                   ======          ======

Basic earnings per share:
   As reported                                                     $ 0.12          $ 0.39
   As adjusted                                                     $ 0.12          $ 0.43

Diluted earnings per share:
   As reported                                                     $ 0.12          $ 0.38
   As adjusted                                                     $ 0.12          $ 0.42

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

RESULTS OF OPERATIONS:

     Second quarter sales for the 13 week period ended June 29, 2002 were $78,929,000 and first half sales for the 26 week period ended June 29, 2002 were $167,261,000. This represents a increase of $3,315,000, or approximately 4.4%, compared to net sales of $75,614,000 for the 13 week period ended June 30, 2001, and a first half decrease of $12,981,000, or approximately 7.2%, compared to net sales of $180,242,000 for the 26 week period ended June 30, 2001. The sales increase for the 13 period ended June 29, 2002 primarily reflects an increase in Bush Business Furniture sales, partially offset by decreases in the Company's other segments. The sales decrease for the 26 week period ended June 29, 2002 primarily reflects an increase in Bush Business Furniture sales being more than offset by decreases in the Company's other segments. The sales decreases primarily reflects the continuing difficult economic conditions in the markets served by the Company's products in both North America and Europe.

     Cost of sales increased $3,324,000 for the 13 week period ended June 29, 2002, compared to the 13 week period ended June 30, 2001. Cost of sales as an approximate percentage of net sales increased by 1.2 percentage points from 70.3% in the second quarter of 2001 to 71.5% in the second quarter of 2002. Cost of sales decreased by $5,858,000 for the 26 week period ended June 29, 2002, compared to the 26 week period ended June 30, 2001. Cost of sales as an approximate percentage of net sales increased by 1.9 percentage points from 69.9% in the first half of 2001 to 71.8% in the first half of 2002. The increase in cost of sales for the 13 week period ended June 29, 2002 and the decrease in cost of sales for the 26 week period ended June 29, 2002 primarily reflects the change in sales volumes as compared to the prior year. The increase in cost of sales as a percentage of net sales for both the 13 and 26 week periods ended June 29, 2002 primarily reflects a change in the mix of sales as compared to the prior year and the lower absorption of manufacturing overhead as a result of decreased production volumes.

     Selling, general and administrative expenses increased $1,945,000 for the 13 week period ended June 29, 2002, compared to the 13 week period ended June 30, 2001. For the 26 week period ended June 29, 2002, selling, general and administrative expenses increased by $554,000, as compared to the 26 week period ended June 30, 2001. The increase in selling, general and administrative expenses was primarily the result of an increase in various marketing expenses and promotional incentives. Selling, general and administrative expenses as an approximate percentage of net sales increased by 1.4 percentage points from 23.5% in the second quarter of 2001 to 24.9% in the second quarter of 2002 and increased by 2.1 percentage points from 22.3% in the first half of 2001 to 24.4% in the first half of 2002.

     Interest expense for the 13 week period ended June 29, 2002 decreased to $1,861,000 (or approximately 2.4% of net sales) from $2,310,000 (or approximately 3.1% of net sales) for the 13 week period ended June 30, 2001. Interest expense for the 26 week period ended June 29, 2002 decreased to $3,586,000 (or approximately 2.1% of net sales) from $4,935,000 (or approximately 2.7% of net sales). The decrease in interest expense was primarily due to a reduction in the Company's long-term debt.

     The consolidated effective income tax rates for the 13 and 26 week periods ended June 29, 2002 were 41.9% and 41.0%, respectively. The tax rates for the same periods in 2001 were 41.7% and 41.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

     Working capital at June 29, 2002 decreased by $2,285,000, as compared to working capital at year-end 2001. Such decreased working capital was due, in part, to a decrease in prepaid expenses and other current assets, accounts receivable and an increase in accounts payable, partially offset by a increase in inventories and a decrease in other accrued liabilities. The decrease in prepaid expenses and other current assets primarily reflects an overpayment of income taxes in fiscal year 2001 that was refunded in the first quarter of fiscal year 2002. The decrease in accounts receivable and the increase in accounts payable reflect actions taken to reduce working capital requirements. Total assets at June 29, 2002 decreased by $7,357,000 over year-end 2001 primarily due to decreases in prepaid expenses and other current assets, property, plant and equipment and accounts receivable partially offset by an increase in inventories, other assets and cash. The decrease in property, plant and equipment primarily reflects capital expenditures that are less than the level of depreciation. In addition, total liabilities decreased by $8,379,000 at June 29, 2002, as compared to year-end 2001, due mostly to a decrease in long-term debt and other accrued liabilities, partially offset by an increase in accounts payable, deferred income taxes and income taxes.

     The Company spent $3,112,000 on capital expenditures during the first half of 2002, which were financed primarily with cash flows from operating activities. Capital expenditures for fiscal year 2002 are currently forecasted to be approximately $7 million.

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

     Effective December 30, 2001 (the first day of fiscal 2002), the Company adopted SFAS No. 142. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. A requirement of SFAS No. 142 is to complete the initial step of a transitional goodwill impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any goodwill impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations.

     The Company has completed the first step of the transitional evaluation to determine whether there has been an indication of goodwill impairment. As a result of this transitional evaluation, the Company may record a non-cash charge for goodwill impairment of up to approximately $2.4 million in the second half of fiscal year 2002 as a cumulative effect of a change in accounting principle. The potential impairment is related to the Bush Furniture Europe segment.

     Additionally, as a result of the adoption of SFAS 142, a substantial amount of the Company's intangible assets will no longer be amortized. Goodwill and other intangible assets subject to SFAS No. 142 were approximately $15 million as of December 29, 2001 and the associated pre-tax amortization was approximately $1.4 million in fiscal year 2001.

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

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility due to its variable LIBOR pricing. Based on the outstanding balance of long-term debt at the end of the second quarter of fiscal year 2002, a one percentage point change in interest rates would result in annual interest expense fluctuating approximately $1.1 million.

     The Company's exposure to foreign currency exchange risk relates primarily to the cost of imported supplies and the cost/profitability of exported items, the income statement and cash flow impact of converting foreign currency denominated profit/loss into U.S. dollars and the balance sheet impact of converting foreign currency denominated assets and liabilities into U.S. dollars.

                           Part II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits: None

            (b) Reports on Form 8-K:
                None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BUSH INDUSTRIES, INC.
                                               ---------------------------------
                                                          (Registrant)


Date: July 30, 2002                     By:    /s/ Neil Frederick
      -------------                            ---------------------------------
                                                          (Signature)
                                               Neil Frederick
                                               Chief Financial Officer and
                                               Treasurer