Form 10-Q/A
period 2002-06-29
BUSH INDUSTRIES INC
filed 2002-08-13
CIK 758604

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 29, 2002

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission File Number: 1-8884

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

                                 One Mason Drive
                                  P.O. Box 460
                         Jamestown, New York 14702-0460
                         ------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (716) 665-2000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

               Former Name, Former Address and Former Fiscal Year,
                  If Changed Since Last Report: Not Applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]        No   [_]

Number of shares of Common Stock outstanding as of June 29, 2002: 10,446,579 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 29, 2002, is being filed solely to include as Exhibit 99.1,
Exhibit 99.2 and Exhibit 99.3 those certain certifications required by Section 906 of the Sarbanes-Oxley Act of 2002. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        99.1       Certification of Chief Executive Officer Pursuant to
                   18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2       Certification of Chief Financial Officer Pursuant to
                   18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.3 Certification of President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K:

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BUSH INDUSTRIES, INC.
                                    ---------------------
                                    (Registrant)

 Date: August 13, 2002              By: /s/ Neil Frederick
       ---------------                  ------------------
                                        (Signature)
                                        Neil Frederick
                                        Chief Financial Officer and
                                        Treasurer

                                  EXHIBIT INDEX

Exhibit No.         Title
-----------         -----

Exhibit 99.1        Certification of Chief Executive Officer Pursuant to
                    18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2        Certification of Chief Financial Officer Pursuant to
                    18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.3 Certification of President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002