Form 10-Q
period 2002-09-28
BUSH INDUSTRIES INC
filed 2002-11-08
CIK 758604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002
                               ------------------
                                       OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ____________________

Commission file number   1-8884
                      ------------

                              BUSH INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            16-0837346
  -------------------------------                           -------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation of organization)                            Identification No.)

                                 One Mason Drive
                                  P.O. Box 460
                         Jamestown, New York 14702-0460
                         -------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 665-2000
             --------------------------------------- ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No ______
     ---
Number of shares of Common Stock outstanding as of September 28, 2002:
10,445,453 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                                                   SEPTEMBER 28,   DECEMBER 29,
                                                                            2002           2001
                                                                   -------------   ------------
                                                                          (In thousands)
ASSETS
------
Current Assets:
   Cash                                                            $       1,358   $      1,589
   Accounts receivable                                                    15,843         16,872
   Inventories                                                            57,836         55,297
   Prepaid expenses and other current assets                               8,378         11,491
                                                                   -------------   ------------
        Total Current Assets                                              83,415         85,249

Property, Plant and Equipment, Net                                       200,550        207,334

Other Assets                                                              29,797         28,594
                                                                   -------------   ------------

TOTAL ASSETS                                                       $     313,762   $    321,177
                                                                   =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                $      23,634   $     17,184
   Income taxes                                                              830             43
   Other accrued liabilities                                              20,791         24,052
   Current portion of long-term debt                                         457            447
                                                                   -------------   ------------
        Total Current Liabilities                                         45,712         41,726

Deferred Income Taxes                                                     12,371         11,123
Other Long-term Liabilities                                                8,068          7,237
Long-term Debt                                                           107,093        121,118
                                                                   -------------   ------------
        Total Liabilities                                                173,244        181,204
                                                                   -------------   ------------

Stockholders' Equity:
   Common Stock:
        Class A, $.10 par, 20,000,000 shares authorized,
        10,837,983 and 10,768,243 shares issued                            1,084          1,077

        Class B, $.10 par, 6,000,000 shares authorized,
        3,395,365 shares issued                                              340            340

   Paid-in capital                                                        23,637         22,916
   Retained earnings                                                     123,217        123,164
   Accumulated other comprehensive income                                  1,422          1,666
                                                                   -------------   ------------
                                                                         149,700        149,163

Less treasury stock, 392,530 and 388,400 Class A shares                   (5,826)        (5,775)
Less notes receivable related to common stock                             (3,356)        (3,415)
                                                                   -------------   ------------
        Total Stockholders' Equity                                       140,518        139,973
                                                                   -------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     313,762   $    321,177
                                                                   =============   ============

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)


                                                                   THIRTEEN WEEKS ENDED
                                                            ---------------------------------
                                                            SEPTEMBER 28,       SEPTEMBER 29,
                                                                     2002                2001
                                                            -------------       -------------
                                                                (In thousands, except shares
                                                                     and per share data)
Net Sales                                                   $    84,411         $    80,614

Costs and Expenses:

   Cost of sales                                                 62,333              57,857
   Selling, general and administrative                           19,220              19,304
   Interest expense                                               1,904               1,945
                                                            -----------         -----------
                                                                 83,457              79,106

Earnings Before Income Taxes                                        954               1,508

Income Taxes                                                        462                 659
                                                            -----------         -----------

Net Earnings                                                $       492         $       849
                                                            ===========         ===========

Earnings per Share
   Basic                                                    $      0.04         $      0.06
   Diluted                                                  $      0.04         $      0.06

Weighted Average Shares Outstanding
   Basic                                                     13,841,944          13,739,299
   Diluted                                                   13,857,005          14,029,798


See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)

                                                                      THIRTY-NINE WEEKS ENDED
                                                                   ------------------------------
                                                                   SEPTEMBER 28,    SEPTEMBER 29,
                                                                            2002             2001
                                                                   -------------    -------------
                                                                    (In thousands, except shares
                                                                         and per share data)
Net Sales                                                          $     251,672    $     260,856

Costs and Expenses:

   Cost of sales                                                         182,457          183,839
   Selling, general and administrative                                    60,002           59,532
   Interest expense                                                        5,490            6,880
                                                                   -------------    -------------
                                                                         247,949          250,251

Earnings Before Income Taxes                                               3,723           10,605

Income Taxes                                                               1,597            4,422
                                                                   -------------    -------------

Net Earnings                                                       $       2,126    $       6,183
                                                                   =============    =============

Earnings per Share
   Basic                                                           $        0.15    $        0.45
   Diluted                                                         $        0.15    $        0.44

Weighted Average Shares Outstanding
   Basic                                                              13,813,286       13,699,444
   Diluted                                                            14,036,925       14,137,026

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                                   THIRTY-NINE WEEKS ENDED
                                                                            ---------------------------------------
                                                                            SEPTEMBER 28,             SEPTEMBER 29,
                                                                                     2002                      2001
                                                                            -------------             -------------
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
   Net earnings                                                                  $  2,126                  $  6,183
   Adjustment to reconcile to net cash provided by operating activities:
      Depreciation and amortization                                                14,772                    14,454
      Deferred income taxes                                                         1,301                       949
   Change in assets and liabilities affecting cash flows:
      Accounts receivable                                                           1,295                    19,037
      Inventories                                                                  (1,685)                    6,491
      Prepaid expenses and other current assets                                     3,191                       541
      Accounts payable                                                              5,792                   (14,533)
      Income taxes                                                                    889                    (2,519)
      Other accrued liabilities                                                    (3,504)                  (16,943)
                                                                                 --------                  --------
         Net cash provided by operating activities                                 24,177                    13,660
                                                                                 --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
   Capital expenditures                                                            (4,412)                   (8,598)
   Increase in other assets                                                        (1,037)                     (560)
                                                                                 --------                  --------
      Net cash used for investing activities                                       (5,449)                   (9,158)
                                                                                 --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Repayment of long-term debt                                                    (17,686)                   (2,844)
   Exercise of stock options by employees                                             621                     1,160
   Dividends paid                                                                  (2,073)                   (2,053)
   Payments received for notes receivable                                               4                         0
                                                                                 --------                  --------
      Net cash used for financing activities                                      (19,134)                   (3,737)
                                                                                 --------                  --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               175                       (44)
                                                                                 --------                  --------
NET (DECREASE) INCREASE IN CASH                                                      (231)                      721

CASH AT BEGINNING OF PERIOD                                                         1,589                     1,225
                                                                                 --------                  --------

CASH AT END OF PERIOD                                                            $  1,358                  $  1,946
                                                                                 ========                  ========

See notes to condensed consolidated financial statements.

                     BUSH INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                   Thirty-nine weeks ended September 28, 2002
                                   (Unaudited)

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

2.   Earnings per share (EPS)

     Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. The number of stock options excluded from the computation of diluted earning per share due to their antidilutive effect were 209,875 and 213,208 for the thirteen and thirty-nine weeks ended September 28, 2002, respectively and 168,500 and 116,420 for the thirteen and thirty-nine weeks ended September 29, 2001, respectively.

3. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distribution to owners. The Company's comprehensive income includes net earnings, an amount for foreign currency translation and a minimum pension liability adjustment. The following tables set forth total comprehensive income for the 13 week and 39 week periods indicated below.

                                                     THIRTEEN WEEKS ENDED
                                              ---------------------------------
                                              SEPTEMBER 28,       SEPTEMBER 29,
                                                       2002                2001
                                              -------------       -------------
                                                        (In thousands)

     Net earnings                                     $ 492                $849
     Accumulated other comprehensive loss              (281)                (23)
                                                      -----                ----
     Total comprehensive income                       $ 211                $826
                                                      =====                ====

                                                    THIRTY-NINE WEEKS ENDED
                                              ---------------------------------
                                              SEPTEMBER 28,       SEPTEMBER 29,
                                                       2002                2001
                                              -------------       -------------
                                                        (In thousands)
     Net earnings                                    $2,126              $6,183
     Accumulated other comprehensive loss              (244)               (182)
                                                     ------              ------
     Total comprehensive income                      $1,882              $6,001
                                                     ======              ======

4.   Inventories consist of the following:

                                                SEPTEMBER 28,      DECEMBER 29,
                                                         2002              2001
                                                -------------      ------------
                                                         (In thousands)
     Raw material                                     $16,092           $16,137
     Work in progress                                   6,456             5,570
     Finished goods                                    35,288            33,590
                                                      -------           -------
                                                      $57,836           $55,297
                                                      =======           =======

5.   Segment Reporting

     The Company operates its business in four reportable segments: (1) Bush Business Furniture, which concentrates on the business office and the home office markets with sales to the office superstore and dealer channels; (2) Bush Furniture, which focuses on home entertainment, home office and other home furnishings products; (3) Bush Furniture Europe, which sells commercial office, home office, home entertainment and other home furnishings in the European market; and (4) Bush Technologies, which is focused on the cell phone accessories after-market, as well as the utilization of surface technologies in automotive interiors, cosmetics, sporting goods and consumer electronics.

     The Company evaluates performance of the segments based on earnings before income taxes. The accounting policies of the segments are the same as those described and referenced in Note 1.

     The following tables set forth reportable segment data for the periods indicated below.

                                                      THIRTEEN WEEKS ENDED
                                                 ------------------------------
                                                 SEPTEMBER 28,    SEPTEMBER 29,
                                                          2002             2001
                                                 -------------    -------------
                                                         (In thousands)
     Net Sales from External Customers:
        Bush Business Furniture                        $44,580          $41,478
        Bush Furniture                                  23,704           26,943
        Bush Furniture Europe                           10,124            9,190
        Bush Technologies                                6,003            3,003
                                                       -------          -------
        Consolidated Net Sales                         $84,411          $80,614
                                                       =======          =======

                                                                        THIRTEEN WEEKS ENDED
                                                                   ------------------------------
                                                                   SEPTEMBER 28,    SEPTEMBER 29,
                                                                            2002             2001
                                                                   -------------    -------------
                                                                           (In thousands)
     Inter-segment Sales:
        Bush Business Furniture                                          $     0          $     0
        Bush Furniture                                                         0                0
        Bush Furniture Europe                                                975              705
        Bush Technologies                                                      0               92
                                                                         -------          -------
        Total                                                            $   975          $   797
                                                                         =======          =======

     Earnings (Loss) Before Income Taxes:
        Bush Business Furniture                                          $ 1,944          $ 2,298
        Bush Furniture                                                       883              754
        Bush Furniture Europe                                             (1,404)          (1,620)
        Bush Technologies                                                   (469)              76
                                                                         -------          -------
        Consolidated Earnings Before Income Taxes                        $   954          $ 1,508
                                                                         =======          =======

                                                                      THIRTY-NINE WEEKS ENDED
                                                                   ------------------------------
                                                                   SEPTEMBER 28,    SEPTEMBER 29,
                                                                            2002             2001
                                                                   -------------    -------------
                                                                           (In thousands)
     Net Sales from External Customers:
        Bush Business Furniture                                         $123,130         $115,944
        Bush Furniture                                                    75,152           83,099
        Bush Furniture Europe                                             38,667           41,047
        Bush Technologies                                                 14,723           20,766
                                                                        --------         --------
        Consolidated Net Sales                                          $251,672         $260,856
                                                                        ========         ========

     Inter-segment Sales:
        Bush Business Furniture                                         $      0         $      0
        Bush Furniture                                                         0                0
        Bush Furniture Europe                                              1,725            3,085
        Bush Technologies                                                      0              136
                                                                        --------         --------
        Total                                                           $  1,725         $  3,221
                                                                        ========         ========

     Earnings (Loss) Before Income Taxes:
        Bush Business Furniture                                         $  6,383         $  4,957
        Bush Furniture                                                     2,332              173
        Bush Furniture Europe                                             (2,999)          (1,341)
        Bush Technologies                                                 (1,993)           6,816
                                                                        --------         --------
        Consolidated Earnings Before Income Taxes                       $  3,723         $ 10,605
                                                                        ========         ========

                                                                   SEPTEMBER 28,      DECEMBER 29,
                                                                            2002              2001
                                                                   -------------      ------------
                                                                            (In thousands)
         Total Assets:
            Bush Business Furniture and Bush Furniture (*)            $228,463           $243,383
            Bush Furniture Europe                                       58,833             56,054
            Bush Technologies                                           26,466             21,740
                                                                      --------           --------
            Consolidated Total Assets                                 $313,762           $321,177
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

     The Company has completed the initial step of the transitional evaluation to determine whether there has been an indication of goodwill impairment. As a result of this transitional evaluation, the Company is in the process of completing the final step and may record a non-cash charge for goodwill impairment of up to approximately $2.4 million in the fourth quarter of fiscal year 2002 as a cumulative effect of a change in accounting principle. The potential impairment is related to the Bush Furniture Europe segment.

     Goodwill and other intangible assets subject to SFAS No. 142 were approximately $15 million as of December 29, 2001. For the thirteen and thirty-nine weeks ended September 28, 2002 there was no goodwill amortization expense and there were no changes made to reduce the carrying amount of goodwill.

     Actual results of operations for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001 and as adjusted results of operations for the thirteen and thirty-nine weeks ended September 29, 2001 had the non-amortization provisions of SFAS No. 142 been applied in those periods are as follows:

                                                                   THIRTEEN WEEKS ENDED
                                                         ---------------------------------------
                                                         SEPTEMBER 28,             SEPTEMBER 29,
                                                                  2002                      2001
                                                         -------------             -------------
                                                         (in thousands, except per share amounts)
     Net earnings:
        As reported                                         $ 492                    $  849
        Goodwill amortization, net of income taxes              0                       275
                                                            -----                    ------
        As adjusted                                         $ 492                    $1,124
                                                            =====                    ======
     Basic earnings per share:
        As reported                                         $0.04                    $ 0.06
        As adjusted                                         $0.04                    $ 0.08

     Diluted earnings per share:
        As reported                                         $0.04                    $ 0.06
        As adjusted                                         $0.04                    $ 0.08


                                                                   THIRTY-NINE WEEKS ENDED
                                                         ---------------------------------------
                                                         SEPTEMBER 28,             SEPTEMBER 29,
                                                                  2002                      2001
                                                         -------------             -------------
                                                        (in thousands, except per share amounts)
     Net earnings:
        As reported                                         $2,126                   $6,183
        Goodwill amortization, net of income taxes               0                      829
                                                            ------                   ------
        As adjusted                                         $2,126                   $7,012
                                                            ======                   ======
     Basic earnings per share:
        As reported                                         $ 0.15                   $ 0.45
        As adjusted                                         $ 0.15                   $ 0.51

     Diluted earnings per share:
        As reported                                         $ 0.15                   $ 0.44
        As adjusted                                         $ 0.15                   $ 0.50

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

RESULTS OF OPERATIONS:

     Third quarter sales for the 13 week period ended September 28, 2002 were $84,411,000 and sales for the 39 week period ended September 28, 2002 were $251,672,000. This represents an increase of $3,797,000, or approximately 4.7%, compared to net sales of $80,614,000 for the 13 week period ended September 29, 2001, and a 39 week period decrease of $9,184,000, or approximately 3.5%, compared to net sales of $260,856,000 for the 39 week period ended September 29, 2001. The sales increase for the 13 week period ended September 28, 2002 primarily reflect increases in Bush Business Furniture, Bush Technologies and Bush Furniture Europe, partially offset by a decrease in Bush Furniture. The sales decrease for the 39 week period ended September 28, 2002 primarily reflects decreases in Bush Furniture, Bush Technologies and Bush Furniture Europe, partially offset by an increase in Bush Business Furniture. Though sales were up slightly in the 13 week period ended September 28, 2002, the current economic slowdown in both North America and Germany continues to create a challenging environment in which to grow sales and exerts a downward pressure on gross margins.

     Cost of sales increased $4,476,000 for the 13 week period ended September 28, 2002, compared to the 13 week period ended September 29, 2001. Cost of sales as an approximate percentage of net sales increased by 2.0 percentage points from 71.8% in the third quarter of 2001 to 73.8% in the third quarter of 2002. The increase in cost of sales for the 13 week period ended September 28, 2002 reflects the increased sales levels and the impact of the increase in cost of sales as a percentage of net sales. Cost of sales decreased by $1,382,000 for the 39 week period ended September 28, 2002, compared to the 39 week period ended September 29, 2001. Cost of sales as an approximate percentage of net sales increased by 2.0 percentage points from

70.5% in the first 39 weeks of 2001 to 72.5% in the first 39 weeks of 2002. The reduction in cost of sales for the 39 week period ended September 28, 2002 reflects the lower sales levels as compared to the prior year, partially offset by the impact of the increase in cost of sales as a percentage of net sales. The increase in cost of sales as an approximate percentage of net sales for the 13 and 39 week periods ended September 28, 2002 primarily reflects the impact of lower gross margins in the Bush Technologies segment.

     Selling, general and administrative expenses for the 13 week period ended September 28, 2002 were similar to the 13 week period ended September 29, 2001, decreasing by $84,000. For the 39 week period ended September 28, 2002 as compared to the 39 week period ended September 29, 2001, selling, general and administrative expenses increased by $470,000, primarily as the result of an increase in various marketing expenses and promotional incentives. Selling, general and administrative expenses as an approximate percentage of net sales decreased by 1.1 percentage points from 23.9% in the third quarter of 2001 to 22.8% in the third quarter of 2002 and increased by 1.0 percentage points from 22.8% in the first 39 weeks of 2001 to 23.8% in the first 39 weeks of 2002.

     Interest expense for the 13 week period ended September 28, 2002 decreased to $1,904,000 (or approximately 2.3% of net sales) from $1,945,000 (or approximately 2.4% of net sales) for the 13 week period ended September 29, 2001. Interest expense for the 39 week period ended September 28, 2002 decreased to $5,490,000 (or approximately 2.2% of net sales) from $6,880,000 (or approximately 2.6% of net sales). The decrease in interest expense was primarily due to a reduction in the Company's long-term debt.

     The consolidated effective income tax rates for the 13 and 39 week periods ended September 28, 2002 were 48.4% and 42.9%, respectively. The tax rates for the comparable periods in 2001 were 43.7% and 41.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

     Working capital at third quarter-end 2002 decreased by $5,820,000, as compared to working capital at year-end 2001. Such decreased working capital was due, in part, to an increase in accounts payable and income taxes and a decrease in prepaid expenses and other current assets and accounts receivable, partially offset by a decrease in other accrued liabilities and an increase in inventories. The decrease in prepaid expenses and other current assets primarily reflects an overpayment of income taxes in fiscal year 2001 that was refunded in the first quarter of fiscal year 2002. The decrease in accounts receivable and the increase in accounts payable reflect actions taken to reduce working capital requirements. Total assets at third quarter-end 2002 decreased $7,415,000 over year-end 2001 primarily as a result of a decrease in property, plant and equipment, prepaid expenses and other current assets and accounts receivable partially offset by an increase in inventories and other assets. The decrease in property, plant and equipment primarily reflects capital expenditures that are less than the level of depreciation. In addition, total liabilities decreased $7,960,000 at third quarter-end 2002 as compared to year-end 2001, due mostly to a decrease in long-term debt and other accrued liabilities partially offset by an increase in accounts payable, deferred income taxes and income taxes and other long-term liabilities.

     The Company spent $4,412,000 on capital expenditures during the first three quarters of 2002, which were financed primarily with cash flows from operating activities. Capital expenditures for fiscal year 2002 are currently forecasted to be approximately $6 to $7 million.

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

     The line of credit agreement, as amended, provides for achieving certain consolidated cash flow coverage and leverage ratios, prescribes minimum consolidated net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. The Company is in compliance with all of these requirements. In future periods, to the extent deemed necessary by the Company, the Company may seek to amend its existing credit facility depending upon its then ability to satisfy certain financial ratios and covenants. In addition, the credit agreement limits the amount of cash dividends that the Company can declare, and also imposes certain conditions with respect thereto.


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

     The Company has completed the first step of the transitional evaluation to determine whether there has been an indication of goodwill impairment. As a result of this transitional evaluation, the Company is in the process of completing the final step and may record a non-cash charge for goodwill impairment of up to approximately $2.4 million in the fourth quarter of fiscal year 2002 as a cumulative effect of a change in accounting principle. The potential impairment is related to the Bush Furniture Europe segment.

     Additionally, as a result of the adoption of SFAS 142, a substantial amount of the Company's intangible assets will no longer be amortized. Goodwill and other intangible assets subject to SFAS No. 142 were approximately $15 million as of December 29, 2001 and the associated pre-tax amortization was approximately $1.4 million in fiscal year 2001.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated financial statements upon adoption. The Company plans to adopt SFAS No. 143 effective December 29, 2002 (the first day of fiscal 2003).

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit and Disposal Activities" (SFAS No. 146). SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (EITF Issue No. 94-3), by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The Company expects that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken after December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility due to its variable LIBOR pricing. Based on the outstanding balance of long-term debt at the end of the third quarter of fiscal year 2002, a one percentage point change in interest rates would result in annual interest expense fluctuating approximately $1.1 million.

     The Company's exposure to foreign currency exchange risk relates primarily to the cost of imported supplies and the cost/profitability of exported items, the income statement and cash flow impact of converting foreign currency denominated profit/loss into U.S. dollars and the balance sheet impact of converting foreign currency denominated assets and liabilities into U.S. dollars.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

     Changes in internal controls. There were no significant changes in the Company's internal controls or, to our knowledge, in other factors that would significantly affect such controls subsequent to the Evaluation Date.

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


                                                   BUSH INDUSTRIES, INC.
                                              -------------------------------
                                                       (Registrant)



Date: November 8, 2002                  By:   /s/ Robert L. Ayres
      ----------------                        --------------------------------
                                                        (Signature)
                                              Robert L. Ayres
                                              President,
                                              Chief Operating Officer and
                                              Chief Financial Officer

                                 CERTIFICATIONS

I, Paul S. Bush, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bush Industries, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                          By:     /s/ Paul S. Bush
      ----------------                                 -------------------------
                                                              (Signature)
                                                       Paul S. Bush
                                                       Chairman of the Board and
                                                       Chief Executive Officer

I, Robert L. Ayres, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bush Industries, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                     By:  /s/ Robert L. Ayres
      ----------------                          --------------------------------
                                                          (Signature)
                                                Robert L. Ayres
                                                President,
                                                Chief Operating Officer and
                                                Chief Financial Officer