Form 10-Q/A
period 2002-09-28
BUSH INDUSTRIES INC
filed 2002-11-12
CIK 758604

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

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission File Number: 1-8884

                             BUSH INDUSTRIES, INC.
                           ------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                       16-0837346
--------------------------------           -------------------------------------
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

Yes  [X]          No  [ ]

Number of shares of Common Stock outstanding as of September 28, 2002:
10,445,453 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 28, 2002, is being filed solely to include as Exhibit
99.1 and Exhibit 99.2 those certain certifications required by Section 906 of the Sarbanes-Oxley Act of 2002. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

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

                                              BUSH INDUSTRIES, INC.
                                              ---------------------
                                              (Registrant)

 Date: November 12, 2002                      By: /s/ Robert L. Ayres
       -----------------                          -------------------
                                                  (Signature)
                                                  Robert L. Ayres
                                                  President,
                                                  Chief Operating Officer and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.      Title
-----------      -----

Exhibit 99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002