Form 10-K
period 2002-12-28
BUSH INDUSTRIES INC
filed 2003-03-26
CIK 758604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 28, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------

Commission file number                     1-8884
                        -------------------------------------------

                              BUSH INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             16-0837346
--------------------------------                     ----------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
or organization)

     One Mason Drive, Jamestown, New York                           14702
-------------------------------------------     -------------------------------
   (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code            (716) 665-2000
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of each exchange on which registered
         Class A Common Stock                        New York Stock Exchange
         --------------------               -----------------------------------------


           Securities registered pursuant to Section 12(g) of the Act:
                                      None
       ------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 29, 2002, 10,446,579 shares of Class A Common Stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on June 28, 2002 which was $12.00 per share) of the Class A Common Stock held by non-affiliates was approximately $63,322,000. In determining the market value of non-affiliate stock, shares of the registrant's Class A Common Stock beneficially owned by each executive officer, director and greater than 5% stockholder have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. With respect to greater than 5% stockholders who are not executive officers and directors, the registrant has relied on the information contained in Schedule 13G's that were filed with the Securities and Exchange Commission prior to June 29, 2002. As of December 28, 2002 there were 10,444,405 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2003, are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934.

                                     PART I

ITEM 1.  BUSINESS
------   ---------

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

     The Company organizes its operations into four operating segments based principally on the natural alignment of its customers, markets and products. The four operating segments, which are discussed in more detail below, are as follows: Bush Business Furniture, Bush Furniture, Bush Furniture Europe, and Bush Technologies.

     On February 27, 2003, the Company approved plans to restructure certain of its operations. In conjunction with such plans the Company will close its St. Paul, Virginia manufacturing facility and relocate certain operations to other plants, close three of its retail outlet stores and utilize third party liquidators to expedite the sale of excess inventory (which will create space in the Company's Erie, Pennsylvania facility to launch new production strategies), and terminate production and management level employees in various locations. The Company expects to incur losses in the range of approximately $16 to $18 million associated with implementing these plans during 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     The Company's website is http://www.bushfurniture.com. The Company makes available on this website, free of charge, access to its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically submits such material to the Securities and Exchange Commission (the "Commission"). In addition, the Commission's website is http://www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the Commission. Information on the Company's website or the Commission's website is not part of this document.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

     The Company operates its business in four reportable segments: (1) Bush Business Furniture, which concentrates on the business office and the home office markets with sales to the office superstore and dealer channels; (2) Bush Furniture, which focuses on home entertainment, home office and other home furnishings products; (3) Bush Furniture Europe, which sells commercial, home office and other furnishings in the European market; and (4) Bush Technologies, which is focused on the cell phone accessories after-market, as well as the utilization of surface technologies in automotive interiors, cosmetics, sporting goods and consumer electronics. The Company operates several manufacturing and warehouse facilities throughout North America and in Germany. See Note 11 to the Consolidated Financial Statements.

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

     The Company's diverse RTA furniture product line is sold by all three furniture segments. RTA product is designed for ease of assembly, to ensure that such products can be readily assembled by following simple, easy to read diagramed instructions, contained with each RTA product sold. To enhance customer service, the Company maintains a toll-free number in the United States to assist consumers with any questions with respect to the assembly of the Company's products. Assembled furniture sold by Bush Furniture Europe is designed to be a high quality product that appeals to popular price points. Assembled commercial office furniture sold by Bush Business Furniture is designed to meet industry (ANSI/BIFMA) standards.

     The Company's surface technologies segment is engaged in the finishing and decoration of various substrate materials through painting, the application of the HydroGraFix process, and the use of surface technologies. The Company, through its wholly owned subsidiary, The ColorWorks, Inc., holds the master license to the HydroGraFix film processing technology in the Western Hemisphere, portions of Central Europe and South Africa. Although the master license expires in 2006, the Company believes that it will still be able to continue to use the process in its North Carolina facilities. The Company is exploring the ability to extend the term of the master license, the success of which no assurance can be given. The HydroGraFix process permits the decoration of a variety of geometric shapes, including complex three-dimensional parts. Cell phones, laptop computers, sporting goods such as firearms and archery equipment, cosmetics and automotive interior components are examples of major product lines decorated by Bush Technologies.

Marketing and Distribution

     The Company's furniture products are marketed to a variety of retailers for sale to both business and consumer end-users. Bush Business Furniture's customers include office superstores, office furniture retailers, wholesalers, contract stationers and dealers. Bush Furniture's customers include national chains, electronic and computer superstores, discount mass merchants, home furnishings retailers, department stores, home improvement centers and independent wholesale distributors. Bush Furniture Europe's customers include buying groups, office furniture retailers, office supply superstores and home furnishings retailers. The Company's furniture products are sold both through independent manufacturers' representatives and directly by the Company's sales personnel. The Company's furniture products are currently sold to approximately 2,100 customers, and the Company estimates that its products are carried in approximately 10,000 retail outlets.

     Bush Technologies offers finishing and decorating processing services to manufacturers and end-users of various products. Bush Technologies generally provides such services directly and also sublicenses the HydroGraFix film processing technology to third parties in varying fields of application and/or geographic areas. Decorated faceplates from multiple manufactures are sold to distributors and major retailers.

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

     Bush Technologies acquires various plastic housings for cell phones that Bush Technologies decorates directly from the OEM manufacturers and their source suppliers. In many instances Bush Technologies is contractually or otherwise required to obtain these plastic substrates directly from these manufacturers and their source suppliers. During fiscal 2002, Bush Technologies had difficulty in obtaining an adequate substrate supply with respect to certain cell phone platforms from these manufacturers and to the extent of such shortfall, Bush Technologies' business was adversely impacted. Bush Technologies is currently addressing this issue with these manufacturers to ensure that an adequate supply of raw materials will be available, although no assurance can be given that there will be ample supply in the future. In addition, in connection with the HydroGraFix process, Bush Technologies obtains the film and chemicals used in the process from the company from which the master license to the HydroGraFix process was obtained, and to date, has not had any difficulty in obtaining an adequate supply of these raw materials. Except as described above, Bush Technologies believes that an adequate supply of raw materials used in its business is available from multiple sources.

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

Customers

     For the fiscal year ended December 28, 2002, the Company had four customers which accounted for approximately 17%, 14%, 13% and 12% of the Company's total gross sales. No other single customer accounted for more than 10% of the Company's total gross sales for the fiscal year ended December 28, 2002. The loss of any substantial customer could have a material impact on the Company's results of operations.

Backlog

     The Company believes that order backlog at any particular point in time is not predictive of future sales performance. As is standard in the furniture industry, a customer may cancel a product order prior to shipment without penalty. In addition, Bush Technologies customers may generally cancel orders prior to shipment without penalty. The Company has historically filled orders within approximately one to six weeks of the receipt of a purchase order. With respect to Bush Technologies, the timing between receipt of purchase orders and filling those orders is specific to the customer and product-type.

Government Contracts

     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

Competition

     The furniture market is highly competitive, and includes numerous entities, some of which may have substantially greater financial and marketing resources than the Company. In addition, the furniture market has experienced increased competition from importers of furniture products, particularly from the Far East, and primarily China. The Company believes that the principal competitive factors in the furniture industry marketplace are price, quality, function, innovative product design, style, supply chain management and the ability to offer customers a full product line.

     Competition in the surface technology segment comes not only from other manufacturers employing derivatives of the Company's production methods, but also from alternative product design methods that are available to produce decorated surfaces. The Company believes it provides high quality, cost effective surface decorating through a wide range of options that include painting, the application of the HydroGraFix process and the use of other surface technologies.

Environmental Compliance

     Environmental aspects of the Company's business are regulated primarily by federal and state laws and by the ordinances of the localities where the Company's facilities are located. See Item 3,

"Legal Proceedings", for additional information regarding environmental compliance.

Employees

     As of the 2002 fiscal year end, the Company employed a total of approximately 3,050 employees. As part of the Company's restructuring that was announced in the first quarter of 2003, approximately 300 of these employees will be laid off. Since Rohr-Bush is an active member of the German employers' association for the wood and plastics processing industry, it is governed by the collective bargaining agreements for this industry. There are no other collective bargaining agreements covering any of the Company's employees.

Important Factors and Considerations

     With respect to forward-looking statements of the Company, as more fully described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation," the Company cautions that its forward-looking statements are further qualified by those factors and considerations that could cause actual results to differ materially from those in the forward-looking statements. Certain of such important factors and considerations are set forth in Exhibit 99.1 to this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

(d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
     --------------------------------------------

     For the 2002 fiscal year ended December 28, 2002, the Company generated domestic sales of approximately $278,727,000 (or approximately 81.9% of total sales) and foreign sales of approximately $61,443,000 (or approximately 18.1% of total sales). Of the total foreign sales, approximately $10,654,000 (or approximately 3.1% of total sales) represented products exported by the Company from the United States. For the 2001 fiscal year ended December 29, 2001 and the 2000 fiscal year ended December 30, 2000, the Company generated domestic sales of approximately $280,689,000 and $384,171,000, respectively (or approximately 81.2% of total sales for the 2001 fiscal year and approximately 85.1% of total sales for the 2000 fiscal year). Foreign sales for the fiscal years ended December 29, 2001 and December 30, 2000, respectively, were approximately $65,117,000 and $67,026,000 (or approximately 18.8% of total sales for the 2001 fiscal year and approximately 14.9% of total sales for the 2000 fiscal year). Of such total foreign sales, approximately $10,858,000 and $11,170,000 represented products exported by the Company from the United States for the fiscal years ended December 29, 2001 and December 30, 2000, respectively (or approximately 3.1% for the 2001 fiscal year and 2.5% for the 2000 fiscal year).

ITEM 2.  PROPERTIES
-------  ----------

     The following table summarizes the Company's principal facilities as of March 1, 2003. All properties primarily relate to the furniture segments, except for the Greensboro, NC and Rutherfordton, NC facilities which relate to the surface technologies segment. As part of the Company's restructuring that was announced in the first quarter of 2003, the Company plans to close its St. Paul, Virginia facility and, if possible, sell such property.


                                                                       Approximate
Principal Character and use of                                              Square  Owned/Leased
Property                           Location                                Footage  (Lease Expiration Date)
---------------------------------- ----------------------------- ------------------ ------------------------
Manufacturing, warehouse and
office facilities                  Erie, PA                              1,115,000  Owned(1)(2)

Manufacturing, warehouse and
office facilities                  Mastholte, Germany                      815,000  Owned

Manufacturing, warehouse and       Allen Street
office facilities                  Jamestown, NY                           450,000  Owned(2)

Manufacturing, warehouse and       Mason Drive
corporate office facilities        Jamestown, NY                           440,000  Owned(2)

Manufacturing and
warehouse facility                 St. Paul, VA                            285,000  Owned

Manufacturing facility             Mantinghausen, Germany                  208,000  Owned

Warehouse facility                 Falconer, NY                            162,000  Leased (December 2005)

Manufacturing and warehouse        Tiffany Street
facility                           Jamestown, NY                           145,000  Owned(2)

Manufacturing facility             Tijuana, Mexico                         135,000  Leased (September 2003)

Manufacturing and warehouse
facilities                         Greensboro, NC                          125,000  Owned(2)

Manufacturing facility             Little Valley, NY                        78,000  Owned

Manufacturing facility             Rutherfordton, NC                        26,000  Owned

Showroom                           High Point, NC                           21,000  Leased (October 2005)

Sales office and
design studio                      Ft. Myers, FL                             4,000  Leased (March 2007)

Showroom                           Chicago, IL                               3,000  Leased (December 2005)

----------------
(1) Legal title to the facility is in EIDCO, Inc. in accordance with the terms of low interest financing being provided by the Commonwealth of Pennsylvania.

(2) In the first quarter of fiscal year 2003, the Company entered into a seventh amendment to its revolving credit facility with JPMorgan Chase Bank and other lending institutions. As a result of this amendment, the Company has agreed to place mortgages on these properties in favor of JPMorgan Chase Bank and the other lending institutions.

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

     By letter dated February 24, 2003, the EPA has requested that the Company enter into a "Tolling Agreement". EPA contends that it has a cause of action against the Company for the recovery of response costs incurred by EPA in connection with or related to the Little Valley Superfund Site ("the Site"). On March 13, 2003, the Company executed a Tolling Agreement with EPA and submitted the Agreement to EPA. Although no assurance can be given, the Company believes that its financial statements will not be materially adversely affected by the foregoing.

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

     As of December 28, 2002, the Company is a party to various other legal proceedings arising in the ordinary course of business. The Company believes that these pending actions would not materially adversely affect the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 28, 2002.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

     (a) Market Information. The Company's Class A Common Stock is traded on the
         -------------------
New York Stock Exchange ("NYSE"). The Company's Class B Common Stock is not publicly traded. The ability of the Company to continue to have its Class A Common Stock included for trading on the NYSE is dependent upon the Company's ability to satisfy the continued listing requirements of the NYSE; including having a market capitalization of $15 million and/or a per share price of at least $1.00 per share. No assurance can be given that the continued listing requirements will be satisfied and that the Company's Class A Common Stock will continue to be traded on the NYSE.

     The following table sets forth the high and low sales prices of the Company's Class A Common Stock, as reported on the NYSE for the periods indicated:

Quarter                                        High               Low
-------                                        ----               ---

January 1, 2001 - March 31, 2001              $15.30            $11.44
April 1, 2001 - June 30, 2001                 $16.05            $12.30
July 1, 2001 - September 30, 2001             $13.25             $8.10
October 1, 2001 - December 31, 2001           $12.05             $8.10

January 1, 2002 - March 31, 2002              $13.00            $10.55
April 1, 2002 - June 30, 2002                 $13.90            $10.00
July 1, 2002 - September 30, 2002             $12.68             $7.10
October 1, 2002 - December 31, 2002            $8.10             $3.85


     (b) Holders. As of December 28, 2002, the number of holders of record of
         --------
the Company's Class A Common Stock was approximately 400. The Company believes that there are approximately an additional 1,100 holders who own shares of the Company's Class A Common Stock in street name. As of the same date, there were approximately 17 holders of record of the Company's Class B Common Stock.

     (c) Dividends. The Company has suspended the payment of all cash dividends
         ----------
on its Class A and Class B Common Stock effective as of the first quarter of 2003 to conserve cash, fund the restructuring initiative that was announced in the first quarter of fiscal 2003 and to comply with the seventh amendment to the Company's revolving credit facility, dated as of February 28, 2003, which prohibits the payment of cash dividends by the Company. The Company had previously instituted a quarterly cash dividend for holders of Class A and Class B Common Stock during the fourth quarter of 1992. Dividends had been declared and paid for each succeeding quarter, and the Company declared cash dividends of $0.05 per share in each quarter of 2001 and 2002.

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

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

     The following selected financial data of the Company for the 1998 through 2002 fiscal years has been derived from the Consolidated Financial Statements of the Company. This selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.


                                                             (In Thousands, except share and per share data)
                                               -------------------------------------------------------------------------
                                                2002             2001            2000             1999            1998
                                                ----             ----            ----             ----            ----
Earnings Data
-------------

Net Sales..................................    $340,170         $345,806        $451,197         $441,706        $413,527
Earnings Before Income Taxes and
 Cumulative Effect of Accounting Change....      $2,254           $1,694         $37,309          $11,856         $18,361

Earnings Before Cumulative Effect of
 Accounting Change.........................        $940             $257         $22,777           $5,762         $11,482

Cumulative Effect of Accounting Change.....     ($2,398)              $0              $0               $0              $0
Net (Loss) Earnings........................     ($1,458)            $257         $22,777           $5,762         $11,482

Basic (Loss) Earnings
Per Share
 Before Cumulative Effect
  of Accounting Change.....................       $0.07            $0.02           $1.66            $0.42           $0.83
 Cumulative Effect
  of Accounting Change.....................      ($0.17)           $0.00           $0.00            $0.00           $0.00
                                              --------         --------         -------         --------        --------
 Net (Loss) Earnings.......................      ($0.10)           $0.02           $1.66            $0.42           $0.83

Diluted (Loss) Earnings
Per Share
 Before Cumulative Effect
  of Accounting Change.....................       $0.07            $0.02           $1.60            $0.40           $0.78
 Cumulative Effect
  of Accounting Change.....................      ($0.17)           $0.00           $0.00            $0.00           $0.00
                                              --------         --------        --------         --------        --------
 Net (Loss) Earnings.......................      ($0.10)           $0.02           $1.60            $0.40           $0.78

Number of Weighted Average Class A
 and Class B Shares Outstanding
 Basic.....................................  13,820,153       13,720,085      13,680,629       13,878,060      13,824,331
 Diluted...................................  13,914,384       14,106,573      14,209,311       14,412,660      14,747,523


                                                             (In Thousands, except share and per share data)
                                               -------------------------------------------------------------------------
                                               2002             2001            2000             1999            1998
                                               ----             ----            ----             ----            ----
Balance Sheet Data
-------------------
Working Capital........................        $34,801          $43,523         $56,235          $40,456         $40,046
Total Assets...........................       $310,105         $321,177        $366,551         $329,581        $329,130
Long-term Debt.........................       $100,223         $121,118        $140,376         $124,765        $121,054
Stockholders' Equity...................       $136,085         $139,973        $141,710         $124,579        $123,619

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
        OF OPERATION
        ------------


     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Forward-looking statements include statements regarding the intent, belief, projected or current expectations of the Company or its Officers (including statements preceded by, followed by or including forward-looking terminology such as "may," "will," "should," "believe," "expect," "anticipate," "estimate," "continue" or similar expressions or comparable terminology), with respect to various matters. The Company cannot guarantee future results, levels of activity, performance or achievements. Factors that could cause or contribute to such differences include, but are not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services, prices, changes in estimates regarding the Company's future contractual obligations and other factors discussed in the Company's filings with the Securities and Exchange Commission.


OVERVIEW

     The Company's results of operations for fiscal 2002 have been adversely affected by the continuing economic slowdown and the uncertain geopolitical environment. These effects relate to all segments of the Company's business, including the Company's domestic and German operations. In addition, the Company's furniture operations have been negatively impacted by the increased competition from lower cost imports, particularly from the Far East, and primarily from China.

     As a consequence, in part, of the continued economic slowdown, the Company has announced a restructuring of some of its operations to reduce costs and streamline its operations.

     On February 27, 2003, the Company approved plans to restructure certain of its operations. In conjunction with such plans the Company will close its St. Paul, Virginia manufacturing facility and relocate certain operations to other plants, close three of its retail outlet stores and utilize third party liquidators to expedite the sale of excess inventory (which will create space in the Company's Erie, Pennsylvania facility to launch new production strategies), and terminate production and management level employees in various locations. The Company expects to incur losses in the range of approximately $16 to $18 million associated with implementing these plans during 2003.

     In addition, the Company has recently amended its revolving credit facility, as discussed below, to modify some of the financial covenants and ratios required. Further, the amendment prohibits the Company from paying any cash dividends on its capital stock and requires the Company, among other things, to place a mortgage on certain of its real property in favor of its lenders. The outstanding principal amount of the loan, plus accrued interest, is due under the revolving credit facility, absent any extension or further amendment, in June 2004. The Company is exploring various alternatives with respect to such debt obligation, the ultimate outcome of which no assurance can be given.

     The Company's net sales declined approximately 1.6% in fiscal year 2002 from the Company's 2001 fiscal year and 24.6% from the Company's 2000 fiscal year. The Company believes that the following factors will continue to impact the Company's results of operations and financial condition: any slowdown of consumer spending in North America and Europe, particularly in superstores; any stalling of growth in sales of personal computers, which reduces the need for computer desks and workcenters; inventory reductions by the Company's customers, particularly at office superstores; competition from imports using alternative materials, including metal and glass, and competition from imported assembled furniture; consolidation and/or liquidation of furniture retailers; the uncertain international political climate; and changing consumer demand and/or changing technologies resulting in the obsolescence of certain products.

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

RESULTS OF OPERATIONS

     The following table shows the approximate percentage of certain items included in the Consolidated Statements of Earnings relative to net sales for the fiscal years indicated:

                                                         Percentage of Net Sales
                                                    --------------------------------
                                                    2002         2001         2000
                                                    ----         ----         ----
Net Sales......................................     100.0%       100.0%       100.0%
Cost of Sales..................................      72.8%        73.0%        68.2%
                                                     -----        -----       -----
     Gross Profit..............................      27.2%        27.0%        31.8%

Selling, General and Administrative Expenses...      24.4%        24.0%        21.7%
Gain on Sale of Assets.........................       0.0%         0.0%        (0.8)%
                                                     -----        -----       -----
     Operating Income..........................       2.8%         3.0%        10.9%

Interest Expense...............................       2.1%         2.5%         2.6%
                                                     -----        -----       -----
     Earnings Before Income Taxes and
      Cumulative Effect of Accounting Change...       0.7%         0.5%         8.3%

Income Taxes...................................       0.4%         0.4%         3.3%
                                                     -----        -----       -----
     Earnings Before Cumulative
      Effect of Accounting Change..............       0.3%         0.1%         5.0%

Cumulative Effect of Accounting Change.........      (0.7)%          -            -
                                                     -----        -----       -----
     Net (Loss) Earnings.......................      (0.4)%        0.1%         5.0%
                                                     =====        =====       =====


     The following paragraphs provide an analysis of the changes in net sales, selected cost and expense items, and net earnings for fiscal years 2000 through 2002.

RESULTS OF OPERATIONS: FISCAL 2002 COMPARED TO FISCAL 2001


     The Company's net sales for the 2002 fiscal year compared to the 2001 fiscal year decreased $5,636,000, or approximately 1.6%, to $340,170,000. The sales decrease primarily reflects decreases in Bush Furniture, Bush Technologies and Bush Furniture Europe, partially offset by an increase in Bush Business Furniture. The current economic slowdown in both North America and Germany continues to create a challenging environment in which to grow sales and exerts a downward pressure on prices. In addition, competition from imports using alternative materials, including metal and glass, are pressuring the low end of the product mix at Bush Business Furniture, primarily at the office superstores. The Company believes imports of RTA furniture are up from approximately 6% in 1999 to approximately 15% of the market today.


     The Company's cost of sales were $247,645,000 in fiscal year 2002 compared to $252,424,000 in fiscal year 2001, or a decrease of $4,779,000. This decrease is primarily the result of a $5,226,000 pre-tax, non-cash inventory write-down that was incurred in the fourth quarter of fiscal year 2001. The cost of sales as an approximate percentage of net sales decreased by 0.2 percentage points from 73.0% in 2001 to 72.8% in 2002. Without the $5,226,000 inventory write-down, the cost of sales as an approximate percentage of net sales was 71.5% in fiscal year 2001. The 1.3 percentage point increase to 72.8% in fiscal year 2002 primarily reflects the impact of lower gross margins in the Bush Technologies segment resulting from competitive market pressures. As a result of such competitive market pressures and lower gross margins, Bush Technologies incurred a loss before income taxes of $2,850,000 in fiscal year 2002, as compared to earnings before income taxes of $5,586,000 in fiscal year 2001. In addition, due to the continued economic softness in Europe, particularly in Germany, Bush Furniture Europe incurred a loss before income taxes of $5,316,000 in fiscal year 2002, as compared to a loss before income taxes of $3,423,000 in fiscal year 2001.

     For fiscal year 2002, selling, general and administrative expenses were virtually unchanged from fiscal year 2001, decreasing by $58,000. Selling, general and administrative expenses increased as an approximate percentage of net sales from 24.0% in 2001 to 24.4% in fiscal year 2002, primarily as a result of selling, general and administrative expenses not decreasing proportionally as much as the sales decrease.

     Interest expense decreased to $7,194,000 in fiscal year 2002 (or approximately 2.1% of net sales) from $8,553,000 in fiscal year 2001 (or approximately 2.5% of net sales). The decrease in interest expense was primarily due to a reduction in the Company's long-term debt.

     The Company's overall effective federal, state and local tax rate decreased from 84.8% in fiscal year 2001 to 58.3% in fiscal year 2002. The decrease is primarily due to a lower overall effective state tax rate (attributable to the greater impact in 2001 of the Bush Technologies segment income on the state tax rate) and the reduced impact related to non-deductible goodwill no longer required to be amortized in 2002 under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No.142").

         For fiscal year 2002, the Company generated earnings before cumulative effect of accounting change of $940,000 (or $.07 basic and diluted earnings per share), as compared to $257,000 (or $0.02 basic and diluted earnings per share) for fiscal year 2001. Had the non-amortization provisions of SFAS No.142 been applied in fiscal year 2001, earnings before cumulative effect of accounting change would have been $1,364,000 (or $0.10 basic and diluted earnings per share).

     Pursuant to SFAS No. 142, goodwill is no longer being amortized and must be periodically tested for impairment. Upon adoption of SFAS No. 142, the Company concluded that goodwill related to the Bush Furniture Europe segment was impaired. As a result, effective December 30, 2001 (the first day of fiscal year
2002), the Company has recorded a non-cash charge for goodwill impairment of $2,398,000 as a cumulative effect of accounting change (or $0.17 basic and diluted loss per share).

     Net loss for fiscal year 2002 was $1,458,000 (or $0.10 basic and diluted loss per share), as compared to net earnings of $257,000 (or $0.02 basic and diluted earnings per share) for fiscal year 2001. Had the non-amortization provisions of SFAS No.142 been applied in fiscal year 2001, net earnings would have been $1,364,000 (or $0.10 basic and diluted earnings per share).

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

     The Company's cost of sales were $252,424,000 in fiscal year 2001 compared to $307,686,000 in fiscal year 2000, or a decrease of $55,262,000. This decrease primarily reflects the lower sales levels as compared to the prior year. The cost of sales as an approximate percentage of net sales increased by 4.8 percentage points from 68.2% in 2000 to 73.0% in 2001. The increase in cost of sales as a percentage of net sales primarily reflects lower absorption of manufacturing overhead as a result of decreased production volumes, both as the result of the decreased sales levels and the reduction of finished goods inventory levels, and as a result of a $5,226,000 pre-tax, non-cash inventory write-down in the fourth quarter of fiscal year 2001.

     For fiscal year 2001, selling, general and administrative expenses decreased by $14,795,000 compared to fiscal year 2000. The decrease in selling, general and administrative expenses was primarily the result of a reduction in various selling expenses such as commissions, marketing and promotional incentives. These reductions were a result of both the Company's lower sales volumes and as a result of a change in sales terms with two customers. This change, in which various marketing and promotional incentives were replaced with a reduction in sales prices to the two customers, had no impact on net earnings, but resulted in a decrease in selling, general and administrative expenses and a corresponding decrease in net sales. Since this change occurred in mid fiscal year 2000, it impacted the second half of such year and all of fiscal year 2001. Selling, general and administrative expenses increased as an approximate percentage of net sales from 21.7% in fiscal year 2000 to 24.0% in fiscal year 2001.

     Interest expense decreased to $8,553,000 in fiscal year 2001 (or approximately 2.5% of net sales) from $11,890,000 in fiscal year 2000 (or approximately 2.6% of net sales). The decrease in interest expense was primarily due to decreases in the interest rates paid on the Company's revolving credit facility.

     The Company's overall effective federal, state and local tax rate increased from 39.0% in fiscal year 2000 to 84.8% in fiscal year 2001. The increase was primarily due to the effects of permanent non-deductible items (such as certain travel and entertainment expenses and the amortization of certain goodwill costs), fixed taxes (such as Delaware franchise taxes) and a change in the mix of the allocation of income for state income tax purposes. The impact of these items was exaggerated by the lower level of earnings before income taxes upon which the effective tax rates are computed.

         For fiscal year 2001, the Company generated net earnings after taxes of $257,000 (or $0.02 basic earnings per share and $0.02 diluted earnings per share), as compared to $22,777,000 (or $1.66 basic earnings per share and $1.60 diluted earnings per share) for fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at fiscal year end 2002 decreased $8,722,000 over fiscal year end 2001, primarily as a result of an increase in accounts payable. The increase in accounts payables reflects actions taken to reduce working capital requirements. Total assets at fiscal year end 2002 decreased $11,072,000 over fiscal year end 2001, primarily as a result of a decrease in property, plant and equipment which reflects capital expenditures that are less than the level of depreciation. Total liabilities at fiscal year end 2002 decreased by $7,184,000, as compared to fiscal year end 2001. Such decrease in total liabilities was due primarily to a decrease in long-term debt, partially offset by an increase in accounts payable and deferred income taxes.

     Net cash provided by operating activities for the fiscal year ended December 28, 2002 was $34,448,000, resulting primarily from an increase in current liabilities, mostly accounts payable, and depreciation, amortization (including the accounting charge for goodwill), and deferred taxes, partially offset by the net loss.

     During fiscal year 2002, the Company expended $5,533,000 on capital expenditures versus $9,444,000 in the previous fiscal year. Capital expenditures for 2003 are currently forecasted to be approximately $5 to $7 million. Other assets increased $1,137,000 in fiscal year 2002, primarily as a result of an increase in the cash surrender value of insurance policies and costs associated with amending the Company's credit agreement. In fiscal year 2002, the Company received $621,000 from the exercise of stock options by employees, received a tax benefit of $103,000 from the exercise of such options and paid four quarterly dividends totaling $2,766,000 to its stockholders. The cash dividend for each of the quarters in 2002 was $0.05 per share. Cash flows provided by operating activities in excess of other cash flow requirements were primarily used to pay down $25,045,000 principal amount of long-term debt.

     The Company has a revolving credit facility, initially dated as of June 26, 1997 and as amended, with JPMorgan Chase Bank and other lending institutions. In the first quarter of fiscal year 2003 the Company entered into a seventh amendment, dated as of February 28, 2003. This amendment, among other things, modified certain covenants under the credit facility, evidenced the lenders' consent to certain transactions, including the restructuring to be effectuated by the Company in the first quarter of 2003, granted a security interest in the Company's real property in Jamestown, NY, Erie, PA and Greensboro, NC, prohibits the payment of cash dividends by the Company and modified the amount of money the Company can borrow under the credit facility from an aggregate $173,000,000 to an aggregate $163,000,000.

     The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. The loan is due June 30, 2004 with a balloon payment of the then remaining principal and any accrued interest. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company's option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin, which varies from 2.0% to 3.5%, depending upon the Company's ability to satisfy certain quarterly financial tests. Alternative base rate loans generally bear interest at the prime rate, plus an applicable margin, which varies from 0.0% to 0.75% depending upon the Company's ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $163,000,000 maximum amount of borrowing permitted under the credit facility.

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

     As of December 28, 2002, the following table illustrates the Company's contractual obligations due in the future:


                                                                          Payments due by period $(000)
                                                     --------------------------------------------------------------
Contractual Obligations                                        Less than           1-3          3-5       More than
                                                     Total        1 year         years        years         5 years
                                                     -----        ------         -----        -----         -------
Long-Term Debt Obligations.....................   $100,685          $462       $97,505         $860          $1,858
Operating Lease Obligations....................      6,890         2,985         3,427          464              14
Other Long-Term Liabilities Reflected on
   the Registrant's Balance Sheet under GAAP...      7,530           250           500          500           6,280
                                                  --------        ------      --------       ------          ------
Total..........................................   $115,105        $3,697      $101,432       $1,824          $8,152
                                                  ========        ======      ========       ======          ======

CRITICAL ACCOUNTING POLICIES

     The policies identified below are important to the Company's business operations and the understanding of its results of operations. The listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. For a summary of all of the Company's accounting policies, including the accounting policies discussed below, see Note 1 to the Notes to Consolidated Financial Statements. The preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition and Accounts Receivable

     Revenues are recognized when products are shipped. Provisions for discounts, rebates to customers, returns and other adjustments are provided for in the same period that related sales are recorded. The recording of these provisions requires the use of estimates, and future periods will be impacted if the actual costs differ from the estimated amounts. For all sales, the Company uses purchase orders from the customer, whether written, oral or electronically transmitted, as evidence of the transaction. Collateral is generally not requested from customers.

     The Company performs periodic credit evaluations of its customers. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has experienced in the past. In addition, in part, to limit credit risk on occasion and to accelerate collections of certain outstanding accounts receivables, the Company has sold certain accounts receivables, without recourse to it in the event of non-payment, to certain banks. The Company's accounts receivable balance was $16.5 million, net of allowance for doubtful accounts of $0.94 million as of December 28, 2002 and $16.9 million, net of allowance for doubtful accounts of $0.98 as of December 29, 2001.

Inventories

     Inventories, consisting of raw materials, work-in-progress and finished goods, are stated at the lower of cost or market as determined by the first-in, first-out method. Inventories that the Company estimates as either obsolete or unmarketable are written down based upon the difference between the cost of the inventory and its estimated market value. The Company's estimates as to such value are based, in part, on projected future demand and market conditions. If these estimates or related projections change in the future, additional write-downs may be required. Obsolete and slow moving inventory reserves were approximately $4,809,000 and $7,917,000 at December 28, 2002 and December 29, 2001, respectively.

Property, Plant and Equipment

     Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are as follows: buildings and improvements 10-50 years; machinery and equipment 3-20 years; transportation equipment 3-7 years; office equipment 3-10 years; and leasehold improvements 3-10 years or the lease term, if less. Construction in progress is recorded in property, plant and equipment and amounted to $5,582,000 and $7,500,000 at December 28, 2002 and December 29, 2001,
respectively. Interest associated with construction indebtedness is capitalized. Interest amounting to approximately $283,000, $971,000, and $1,984,000 associated with construction in progress was capitalized for 2002, 2001 and 2000, respectively.

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

Other Assets/Goodwill

     Other assets consist primarily of goodwill, cash value of life insurance policies, advances on split dollar insurance arrangements, an investment at cost, and other intangible assets. The Company tests long-lived assets, exclusive of goodwill, for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss shall be recognized if the carrying amount of long-lived assets, to be held and used is not recoverable and exceeds its fair value based on the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In the Company's review of such assets, it is required to make certain estimates and projections. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

     At least annually and whenever events and changes in circumstances warrant, the Company compares the fair value of the reporting unit to its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than their carrying value. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate. The conditions that would trigger an impairment assessment of goodwill include a significant negative trend in the Company's operating results or cash flows, a decrease in demand for the Company's products, a change in the competitive environment and other industry and economic factors.

Accounting for Income Taxes

     As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, for tax and book purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. In the event that actual results differ from the Company's estimates or it adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could impact its financial position and results of operations.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt the provisions of SFAS No. 143 on December 29, 2002 (the first day of fiscal 2003) and does not expect that the adoption of SFAS No. 143 will have a material impact on its consolidated financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal of Activities" (SFAS No. 146). SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

     In 2002, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company's financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). As permitted in that standard, the Company has elected to continue to follow the recognition provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for 2002, 2001 and 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving credit facility due to its variable pricing. Based on the outstanding balance of long-term debt at fiscal year end 2002, a one percentage point change in interest rates would result in annual interest expense fluctuating approximately $1.0 million.

     The Company's exposure to foreign currency exchange risk relates primarily to the cost of imported supplies and the cost/profitability of exported items, the income statement and cash flow impact of converting foreign currency denominated profit/loss into U.S. dollars and the balance sheet impact of converting foreign currency denominated assets and liabilities into U.S. dollars. The Company believes the primary impact on the Company of a reasonably possible change of 10% in any foreign currency exchange rate would be an increase or decrease of approximately $5.0 million in the US dollar equivalent in foreign currency denominated debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------- -------------------------------------------

     The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 15).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     None.

                                    PART III
                                    --------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------
     The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 15, 2003, under the caption, "Election of Directors", to be filed by the Registrant.

ITEM 11. EXECUTIVE COMPENSATION
-------  ----------------------
     The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 15, 2003, under the caption, "Executive Compensation", to be filed by the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-------  ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------
     The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 15, 2003, under the caption, "Security Ownership of Management and Principal Stockholders", to be filed by the Registrant.

     The following table sets forth information about the Company's Class A Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of December 28, 2002, including the 1995 Stock Plan and the 1999 Stock Plan.

                                                                                               Number of securities
                                             Number of securities                              available for future
                                                to be issued upon         Weighted-average    issuance under equity
                                                      exercise of        exercise price of       compensation plans
                                             outstanding options,     outstanding options,    (excluding securities
                                                     warrants and             warrants and             reflected in
Plan Category                                              rights                   rights              column (a))
-------------                                --------------------     --------------------    ---------------------
                                                               (a)                      (b)                     (c)
Equity compensation plans approved by
  stockholders.................................         1,390,337                   $10.04                  568,465
Equity compensation plans not approved
  by stockholders (1)..........................                 0                      N/A                  166,961
                                                        ---------                                           -------
Total..........................................         1,390,337                                           735,426


(1) The 1999 Stock Plan provides for the issuance of up to 350,000 shares of Class A Common Stock to employees, agents, independent contractors, consultants, directors and executive officers of the Company and its affiliates, except that no shares can be issued to the Company's executive officers and directors unless the 1999 Stock Plan is approved by the Company's stockholders. The Board of Directors, or a committee appointed by the Board of Directors, has the power to select the recipients of awards and to establish the terms of the awards.


ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
-------  ---------------------------------------------

     The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 15, 2003, under the caption "Certain Transactions", to be filed by the Registrant.

ITEM 14. CONTROLS AND PROCEDURES
-------- -----------------------

     The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

     Changes in internal controls. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that would significantly affect such controls subsequent to the Evaluation Date.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------  ----------------------------------------------------------------

(A) The consolidated balance sheets as of December 28, 2002 and December 29, 2001 and the related consolidated statements of operations, stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 28, 2002 are filed as part of this report:

(1)  Financial Statements                                         Page
     --------------------                                         ----

Independent Auditors' Report..................................     F-1
Consolidated Balance Sheets...................................     F-2
Consolidated Statements of Operations.........................     F-3
Consolidated Statements of Stockholders' Equity...............     F-4
Consolidated Statements of Cash Flows.........................     F-5
Notes to Consolidated Financial Statements....................     F-6

(2)  Consolidated Financial Statement Schedules
     ------------------------------------------

Schedule II - Valuation and Qualifying Accounts...............     S-1

     All other schedules are omitted because they are not applicable, or not required because the required information is included in the Consolidated Financial Statements or notes thereto.

(3)  Exhibits
     --------

3.1   Certificate of Incorporation. (1)

3.2   Amendment to Certificate of Incorporation, dated June 30, 1994.(6)

3.3   Amendment to Certificate of Incorporation, dated July 9, 1993.(4)

3.4   By-Laws, as amended.(1)(14)(17)

10.1  The Registrant's 1985 Stock Plan, as amended.(4)

10.2  The Registrant's 1985 Incentive Stock Option Plan, as amended.(4)

10.3 Lease Agreement between County of Chautauqua Industrial Development Agency and the Registrant dated January 1, 1990.(2)

10.4 Employment Agreement between the Registrant and Paul S. Bush dated July 29, 1992, as amended.(3)

10.5 Employment Agreement between the Registrant and Robert L. Ayres dated July 29, 1992, as amended.(3)

10.6 Employment Agreement between the Registrant and Lewis H. Aronson dated July 29, 1992, as amended.(3)

10.7 Amendment, dated as of February 26, 2000, to Employment Agreement between the Registrant and Lewis H. Aronson dated July 29, 1992, as amended.(17)

10.8 Employment Agreement between the Registrant and Gregory P. Bush dated October 10, 2000.(17)

10.9 Employment Agreement between the Registrant and Larry C. Genareo dated October 16, 2000.(17)

10.10 Employment Agreement between the Registrant and Neil A. Frederick dated October 16, 2000.(17)

10.11 Employment Agreement between the Registrant and David E. White dated March 21, 2002.

10.12 Split Dollar Insurance Agreements between the Registrant and Paul S. Bush dated November 1, 1990 and March 15, 1991 and related Collateral Assignment Agreements of same dates.(3)

10.13 Split Dollar Insurance Agreement between the Registrant and Robert L. Ayres dated December 19, 1991 and related Collateral Assignment Agreement.
      (3)

10.14 Performance Bonus Plan.(5)

10.15 The Registrant's 1995 Stock Plan.(7)

10.16 The Registrant's 1999 Stock Plan.(12)

10.17 Stock Redemption Agreement between the Registrant and Paul S. Bush dated July 10, 1997.(8)

10.18 Credit and Guarantee Agreement, dated as of June 26, 1997, by and among the Registrant, as Borrower, the Lenders party thereto from time to time, The Chase Manhattan Bank as administrative agent and Mellon Bank, N.A., as co-agent.(8)

10.19 First Amendment, dated as of August 17, 1998, to the Credit and Guarantee Agreement dated as of June 26, 1997.(9)

10.20 Second Amendment, dated as of December 31, 1998, to the Credit and Guarantee Agreement dated as of June 26, 1997.(10)

10.21 Third Amendment, dated as of March 31, 1999, to the Credit and Guarantee Agreement dated as of June 26, 1997.(11)

10.22 Fourth Amendment, dated as of February 29, 2000, to the Credit and Guarantee Agreement dated as of June 26, 1997.(13)

10.23 Fifth Amendment, dated as of May 2, 2000, to the Credit and Guarantee Agreement dated as of June 26, 1997.(15)

10.24 Sixth Amendment, dated as of December 28, 2001, to the Credit and Guarantee Agreement dated as of June 26, 1997.(16)

10.25 Seventh Amendment dated as of February 28, 2003, to the Credit and Guarantee Agreement dated as of June 26, 1997.(18)

21.1  List of Subsidiaries of Registrant.

23.1  Consent of Deloitte & Touche LLP, independent auditors.

99.1  Statement regarding Forward Looking Information.
-------------

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

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed September 14, 1998.
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed March 10, 1999.
(11) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 15, 1999.
(12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 dated November 3, 1999 (File No. 333-90255).
(13) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed March 17, 2000.
(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.
(15) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 5, 2000.
(16) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed March 14, 2002.
(17) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
(18) Incorporated by reference to the Registrants Current Report on Form 8-K, filed March 19, 2003.

(B)  Reports on Form 8-K.

     During the first quarter of fiscal year 2003, an 8-K was filed on March 19, 2003 regarding an amendment to the Company's existing credit facility with JPMorgan Chase Bank and other lending institutions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               REGISTRANT:

                                               BUSH INDUSTRIES, INC.


March 26, 2003                                 By /s/Paul S. Bush
                                                  --------------------------
                                                  Paul S. Bush,
                                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       SIGNATURE                    TITLE                                        DATE
       ---------                    -----                                        ----

/s/Paul S. Bush
-----------------------
Paul S. Bush                        Chief Executive Officer and
                                    Chairman of the Board
                                    of Directors                             March 26, 2003

/s/Robert L. Ayres
-----------------------
Robert L. Ayres                     President, Chief Operating Officer,
                                    Chief Financial Officer
                                    and Director                             March 26, 2003

/s/Lewis H. Aronson
-----------------------
Lewis H. Aronson                    Corporate Executive Vice President
                                    and Director                             March 26, 2003

/s/Douglas S. Bush
-----------------------
Douglas S. Bush                     Vice President of Merchandising
                                    and Director                             March 26, 2003



       SIGNATURE                    TITLE                                        DATE
       ---------                    -----                                        ----

/s/Gregory P. Bush
---------------------
Gregory P. Bush                     President - Bush Furniture
                                    and Director                             March 26, 2003

/s/Neil A. Frederick
-----------------------
Neil A. Frederick                   Treasurer, Corporate Vice President
                                    and Director                             March 26, 2003

/s/Donald F. Hauck
-----------------------
Donald F. Hauck                     Senior Vice President
                                    and Director                             March 26, 2003

/s/Paul A. Benke
-----------------------
Paul A. Benke                       Director                                 March 26, 2003

/s/Jerald D. Bidlack
-----------------------
Jerald D. Bidlack                   Director                                 March 26, 2003

/s/David G. Dawson
-----------------------
David G. Dawson                     Director                                 March 26, 2003

/s/Robert E. Hallagan
-----------------------
Robert E. Hallagan                  Director                                 March 26, 2003

/s/Erland E. Kailbourne
-----------------------
Erland E. Kailbourne                Director                                 March 26, 2003


                                 CERTIFICATIONS

I, Paul S. Bush, certify that:

1.   I have reviewed this annual report on Form 10-K of Bush Industries, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 26, 2003                By: /s/ Paul S. Bush
      ---------------                   -----------------
                                        (Signature)
                                        Paul S. Bush
                                        Chairman of the Board and
                                        Chief Executive Officer

I, Robert L. Ayres, certify that:

1.   I have reviewed this annual report on Form 10-K of Bush Industries, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003                   By:     /s/ Robert L. Ayres
      ---------------                          ----------------------
                                               (Signature)
                                               Robert L. Ayres
                                               President,
                                               Chief Operating Officer and
                                               Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bush Industries, Inc.
Jamestown, New York

We have audited the accompanying consolidated balance sheets of Bush Industries, Inc. and subsidiaries (the "Company") as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15 (A) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bush Industries, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

Deloitte & Touche, LLP

Buffalo, New York
February 3, 2003
(February 28, 2003 as to Note 14)

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2002 AND DECEMBER 29, 2001 (in thousands)
---------------------------------------------------------------------------------------------------------
ASSETS                                                                       2002            2001
CURRENT ASSETS:
  Cash and cash equivalents                                                $  2,729       $  1,589
  Accounts receivable (less allowance for doubtful accounts of $938
    on December 28, 2002 and $979 on December 29, 2001)                      16,544         16,872
  Inventories                                                                56,204         55,297
  Prepaid expenses and other current assets                                  10,668         11,491
                                                                           --------       --------
          Total current assets                                               86,145         85,249

PROPERTY, PLANT AND EQUIPMENT, NET                                          196,922        207,334

OTHER ASSETS                                                                 27,038         28,594
                                                                           --------       --------

TOTAL ASSETS                                                               $310,105       $321,177
                                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $ 26,608       $ 17,184
  Other accrued liabilities                                                  24,274         24,095
  Current portion of long-term debt                                             462            447
                                                                           --------       --------
           Total current liabilities                                         51,344         41,726

DEFERRED INCOME TAXES                                                        14,923         11,123
OTHER LONG-TERM LIABILITIES                                                   7,530          7,237
LONG-TERM DEBT                                                              100,223        121,118
                                                                           --------       --------
          Total liabilities                                                 174,020        181,204
                                                                           --------       --------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Common Stock - Class A                                                      1,084          1,077
  Common Stock - Class B                                                        340            340
  Paid-in capital                                                            23,633         22,916
  Retained earnings                                                         118,940        123,164
  Accumulated other comprehensive income                                      1,245          1,666
                                                                           --------       --------
           Subtotal                                                         145,242        149,163
  Less treasury stock, at cost                                                5,838          5,775
  Less notes receivable related to common stock                               3,319          3,415
                                                                           --------       --------
          Total stockholders' equity                                        136,085        139,973
                                                                           --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $310,105       $321,177
                                                                           ========       ========

See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000
-----------------------------------------------------------------------------------------------------------------------------


                                                                 (In Thousands, except share and per share data)

                                                                    2002               2001              2000
NET SALES                                                       $   340,170        $   345,806        $   451,197
                                                                -----------        -----------        -----------
COSTS AND EXPENSES:
  Cost of sales                                                     247,645            252,424            307,686
  Selling, general and administrative                                83,077             83,135             97,930
  Interest expense                                                    7,194              8,553             11,890
  Gain on sale of assets                                                  -                  -             (3,618)
                                                                -----------        -----------        -----------
                                                                    337,916            344,112            413,888
                                                                -----------        -----------        -----------
EARNINGS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              2,254              1,694             37,309

INCOME TAXES                                                          1,314              1,437             14,532
                                                                -----------        -----------        -----------
EARNINGS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                     940                257             22,777


CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               (2,398)                 -                  -
                                                                -----------        -----------        -----------
NET (LOSS) EARNINGS                                             $    (1,458)       $       257        $    22,777
                                                                ===========        ===========        ===========
BASIC (LOSS) EARNINGS PER SHARE:
  Before cumulative effect of accounting change                 $      0.07        $      0.02        $      1.66
  Cumulative effect of accounting change                              (0.17)                 -                  -
                                                                -----------        -----------        -----------
  Net (loss) earnings                                           $     (0.10)       $      0.02        $      1.66
                                                                ===========        ===========        ===========
DILUTED (LOSS) EARNINGS PER SHARE:
  Before cumulative effect of accounting change                 $      0.07        $      0.02        $      1.60
  Cumulative effect of accounting change                              (0.17)                -                   -
                                                                -----------        -----------        -----------
  Net (loss) earnings                                           $     (0.10)       $      0.02        $      1.60
                                                                ===========        ===========        ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic                                                          13,820,153         13,720,085         13,680,629
  Diluted                                                        13,914,384         14,106,573         14,209,311



See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000

------------------------------------------------------------------------------------------------------------------------------------

                                                                                      (In Thousands, except share data)

                                                          Common Stock - Par Value $.10
                                            -------------------------------------------------
                                                    Class A                   Class B
                                            -------------------------  ---------------------- Paid-in     Retained     Comprehensive
                                               Shares       Amount        Shares     Amount   Capital     Earnings     Income (Loss)

BALANCE, JANUARY 1, 2000                       10,554,456    $ 1,055      3,395,365    $ 340   $ 20,826    $ 105,615
  Acquisition of treasury stock                         -          -              -        -          -            -
  Payments received for notes receivable                -          -              -        -          -            -
  Stock applied to notes receivable                     -          -              -        -          -            -
  Exercise of stock options                        77,485          8              -        -        651            -
  Tax benefit from exercise of stock options            -          -              -        -        108            -
  Dividends paid                                        -          -              -        -          -       (2,744)

  Comprehensive income:
    Net earnings                                        -          -              -        -          -       22,777     $ 22,777
    Other comprehensive income:
      Foreign currency translation                      -          -              -        -          -            -          448
      Minimum pension liability                         -          -              -        -          -            -           16
                                               ----------    -------      ---------    -----   --------    ---------    ---------
           Total comprehensive income                                                                                   $  23,241
                                                                                                                        =========

BALANCE, DECEMBER 30, 2000                     10,631,941      1,063      3,395,365      340     21,585      125,648
  Payments received for notes receivable                -          -              -        -          -            -
  Stock applied to notes receivable                     -          -              -        -          -            -
  Stock received from escrow account                   -          -              -        -          -            -
  Exercise of stock options                       136,302         14              -        -      1,146            -
  Tax benefit from exercise of stock options            -          -              -        -        185            -
  Dividends paid                                        -          -              -        -          -        (2,741)

  Comprehensive income (loss):
    Net earnings                                        -          -              -        -          -          257        $ 257
    Other comprehensive income (loss):
      Foreign currency translation                      -          -              -        -          -            -         (528)
      Minimum pension liability                         -          -              -        -          -            -           (3)
                                                ----------    -------      ---------    -----   --------    ---------     -------
           Total comprehensive loss                                                                                        $ (274)
                                                                                                                           ======
BALANCE, DECEMBER 29, 2001                     10,768,243      1,077      3,395,365      340     22,916      123,164
  Payments received for notes receivable                -          -              -        -          -            -
  Stock applied to notes receivable                     -          -              -        -          -            -
  Exercise of stock options                        69,740          7              -        -        614            -
  Tax benefit from exercise of stock options            -          -              -        -        103            -
  Dividends paid                                        -          -              -        -          -       (2,766)

  Comprehensive loss:
    Net loss                                            -          -              -        -          -       (1,458)    $ (1,458)
    Other comprehensive loss:
      Foreign currency translation                      -          -              -        -          -            -         (414)
      Minimum pension liability                         -          -              -        -          -            -           (7)
                                               ----------    -------      ---------    -----   --------    ---------     --------
           Total comprehensive loss                                                                                      $ (1,879)
                                                                                                                         ========
BALANCE, DECEMBER 28, 2002                     10,837,983    $ 1,084      3,395,365    $ 340   $ 23,633    $ 118,940
                                               ==========    =======      =========    =====   ========    =========








------------------------------------------------------------------------------------------------------------------------------------

                        (In Thousands, except share data)


                                                          Accumulated
                                                             Other         Treasury Stock
                                                          Comprehensive ----------------------     Notes
                                                          Income (Loss)   Shares     Amount      Receivable

BALANCE, JANUARY 1, 2000                                    $ 1,733         81,913    $ 1,146       $ 3,844
  Acquisition of treasury stock                                   -        269,363      4,167             -
  Payments received for notes receivable                          -              -          -           (34)
  Stock applied to notes receivable                               -         14,530        184          (184)
  Exercise of stock options                                       -              -          -             -
  Tax benefit from exercise of stock options                      -              -          -             -
  Dividends paid                                                  -              -          -             -
  Comprehensive income:
    Net earnings                                                  -              -          -             -
    Other comprehensive income:
      Foreign currency translation                              448              -          -             -
      Minimum pension liability                                  16              -          -             -
                                                           --------        -------    -------       -------
           Total comprehensive income


BALANCE, DECEMBER 30, 2000                                    2,197        365,806      5,497         3,626
  Payments received for notes receivable                          -              -          -           (45)
  Stock applied to notes receivable                               -         14,776        166          (166)
  Stock received from escrow account                              -          7,818        112             -
  Exercise of stock options                                       -              -          -             -
  Tax benefit from exercise of stock options                      -              -          -             -
  Dividends paid                                                  -              -          -             -

  Comprehensive income (loss):
    Net earnings                                                  -              -          -             -
    Other comprehensive income (loss):
      Foreign currency translation                             (528)             -          -             -
      Minimum pension liability                                  (3)             -          -             -
                                                           --------        -------    -------       -------
           Total comprehensive loss

BALANCE, DECEMBER 29, 2001                                    1,666        388,400      5,775         3,415
  Payments received for notes receivable                          -              -          -           (33)
  Stock applied to notes receivable                               -          5,178         63           (63)
  Exercise of stock options                                       -              -          -             -
  Tax benefit from exercise of stock options                      -              -          -             -
  Dividends paid                                                  -              -          -             -

  Comprehensive loss:
    Net loss                                                      -              -          -             -
    Other comprehensive loss:
      Foreign currency translation                             (414)             -          -             -
      Minimum pension liability                                  (7)             -          -             -
                                                            -------        -------    -------       -------
           Total comprehensive loss

BALANCE, DECEMBER 28, 2002                                  $ 1,245        393,578    $ 5,838       $ 3,319
                                                            =======        =======    =======       =======



See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000
----------------------------------------------------------------------------------------------------------------------------

                                                                                   (In Thousands)
                                                                           2002           2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                                      $ (1,458)     $    257       $  22,777
  Adjustments to reconcile net (loss) earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                          20,053        19,647          18,666
    Cumulative effect of accounting change                                  2,398             -               -
    Deferred income taxes                                                   2,404           471           3,161
    Gain on sale of assets                                                      -             -          (3,618)
  Changes in assets and liabilities affecting cash flows,
  net of acquisition:
    Accounts receivable                                                       597        21,442          (4,309)
    Inventories                                                                24        20,047         (21,078)
    Prepaid expenses and other current assets                                  76        (3,259)             92
    Accounts payable                                                        8,622        (9,462)          5,929
    Income taxes                                                            2,337        (1,342)          1,662
    Other accrued liabilities                                                (605)      (14,310)            (39)
                                                                         --------      --------       ---------
           Net cash provided by operating activities                       34,448        33,491          23,243
                                                                         --------      --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (5,533)       (9,444)        (33,301)
  Acquisition of business, net of cash                                          -             -          (6,457)
  Increase in other assets                                                 (1,137)         (719)         (1,070)
                                                                         --------      --------       ---------
           Net cash used for investing activities                          (6,670)      (10,163)        (40,828)
                                                                         --------      --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                            (25,045)      (21,127)           (495)
  Proceeds from long-term debt                                                  -             -          22,977
  Purchase of Class A Stock for treasury                                        -             -          (4,167)
  Exercise of stock options                                                   621         1,160             659
  Dividends paid ($0.20 per share)                                         (2,766)       (2,741)         (2,744)
  Payments received for notes receivable                                       33            45              34
                                                                         --------      --------       ---------
           Net cash (used for) provided by financing activities           (27,157)      (22,663)         16,264
                                                                         --------      --------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       519          (301)           (158)
                                                                         --------      --------       ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                      1,140           364          (1,479)

CASH AND CASH EQUIVALENTS, Beginning of year                                 1,589         1,225           2,704
                                                                         --------      --------       ---------
CASH AND CASH EQUIVALENTS, End of year                                    $  2,729      $  1,589       $   1,225
                                                                         ========      ========       =========



See notes to consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000
--------------------------------------------------------------------------------
1.    DESCRIPTION OF BUSINESS AND SUMMARY OF
      SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations--The Company is a diversified global furniture manufacturer and supplier of surface technologies. The Company operates its business in four reportable segments: (1) Bush Business Furniture, which concentrates on the business office and the home office markets with sales to the office superstore and dealer channels; (2) Bush Furniture, which focuses on home entertainment, home office and other home furnishings products; (3) Bush Furniture Europe, which sells commercial, home office and other furnishings in the European market; and (4) Bush Technologies, which is focused on the cell phone accessories after-market, as well as the utilization of surface technologies in automotive interiors, cosmetics, sporting goods and consumer electronics. The Company operates several manufacturing and warehouse facilities throughout North America and in Germany.

      Principles of Consolidation--The consolidated financial statements consist of Bush Industries, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      Accounting Change--Effective December 30, 2001 (the first day of fiscal
      2002), the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Pursuant to SFAS No. 142, goodwill is no longer being amortized and must be periodically tested for impairment. Upon adoption of SFAS No. 142, the Company concluded that goodwill related to the Bush Furniture Europe segment was impaired. As a result, the Company has recorded a non-cash charge for goodwill impairment of $2,398,000 as a cumulative effect of accounting change effective December 30, 2001. The fair value of the Bush Furniture Europe reporting unit was estimated using an average of the price to revenues method and the discounted cash flow method and reflect the losses and declining financial condition at the Company's German subsidiary.

      Actual results of operations for each of the three years in the period ended December 28, 2002 and as adjusted results of operations for 2001 and 2000 had the non-amortization provisions of SFAS No. 142 been applied in those periods are as follows:


                                                      2002       2001          2000

      Net (loss) earnings:
        As reported                                  $(1,458)    $  257       $22,777
        Goodwill amortization, net of income taxes         -      1,107         1,116
                                                     -------     ------       -------
        As adjusted                                  $(1,458)    $1,364       $23,893
                                                     =======     ======       =======
      Basic (loss) earnings per share:
        As reported                                  $ (0.10)    $ 0.02       $  1.66
        As adjusted                                  $ (0.10)    $ 0.10       $  1.75

      Diluted (loss) earnings per share:
        As reported                                  $ (0.10)    $ 0.02       $  1.60
        As adjusted                                  $ (0.10)    $ 0.10       $  1.68

      Cash Equivalents--The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      Inventories--Inventories, consisting of raw materials, work-in-progress and finished goods, have been stated at the lower of cost or market as determined by the first-in, first-out method.

      Property, Plant and Equipment--Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are as follows: buildings and improvements 10-50 years; machinery and equipment 3-20 years; transportation equipment 3-7 years; office equipment 3-10 years; and leasehold improvements 3-10 years or the lease term, if less. Construction in progress is recorded in property, plant and equipment and amounted to $5,582,000 and $7,500,000 at December 28, 2002 and December 29, 2001,
      respectively. Interest associated with construction indebtedness is capitalized. Interest amounting to approximately $283,000, $971,000 and $1,984,000 associated with construction in progress was capitalized for 2002, 2001 and 2000, respectively.

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

      Other Assets--Other assets consist primarily of goodwill, cash value of life insurance policies, advances on split dollar insurance arrangements, an investment at cost, and other intangible assets. The Company tests long-lived assets, exclusive of goodwill, for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An impairment loss shall be recognized if the carrying amount of long-lived assets, to be held and used is not recoverable and exceeds its fair value based on the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

      Goodwill approximated $13.0 million and $15.4 million at December 28, 2002 and December 29, 2001, respectively. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on at least an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than their carrying value. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate.

      Fair Value of Financial Instruments--The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term instruments approximates their recorded values due to the short-term nature of the instruments. The fair value of long-term debt instruments approximates their recorded values primarily due to interest rates approximating current rates available for similar instruments.

      Foreign Currency Translation--Essentially all assets and liabilities are translated into U.S. dollars at year-end exchange rates, while elements of the income statement and cash flow statement are translated at average exchange rates in effect during the year. Adjustments arising from the translation of net assets located outside the United States are recorded as a component of comprehensive income.

      Stock-Based Compensation--In 2002, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company's financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

      The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). As permitted in that standard, the Company has elected to continue to follow the recognition provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for 2002, 2001 and 2000.

      Pro forma information regarding net earnings (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. The fair value of those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk free interest rate of 5.25%, 5.02% and 6.37%; dividend yield of 2.07%, 1.59% and 1.45%; volatility factors of the expected market price of the Company's common stock of 67%, 46% and 34%; and a weighted-average expected life of seven years for all three years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

      The Company's net earnings (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows (in thousands except per share data):


                                                         2002        2001     2000

      Net (loss) earnings as reported                  $(1,458)     $ 257   $22,777

      Less total stock-based employee compensation
        expense determined under fair value based
        method, net of related tax effects                 (46)       (43)     (162)
                                                      --------     ------   -------
      Pro forma net (loss) earnings                    $(1,504)    $  214   $22,615
                                                      ========     ======   =======
      Earnings per share:
        Basic - as reported                            $ (0.10)    $ 0.02   $  1.66
        Basic - pro forma                              $ (0.11)    $ 0.02   $  1.65

        Diluted - as reported                          $ (0.10)    $ 0.02   $  1.60
        Diluted - pro forma                            $ (0.11)    $ 0.02   $  1.59


      Income Taxes--Deferred taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities using the anticipated tax rate when taxes are expected to be paid or recovered. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

      Supplemental Cash Flow Information--Cash paid for interest, net of amounts capitalized was $6,918,000, $8,650,000 and $11,772,000 and cash paid for income taxes was $798,000, $6,301,000 and $9,783,000 in 2002, 2001 and
      2000, respectively. In addition, the Company received a refund of taxes amounting to $5,335,000 in 2002.

      Revenue Recognition--Revenues are recognized when products are shipped. Provisions for discounts, rebates to customers, returns and other adjustments are provided for in the same period the related sales are recorded.

      Financial Statement Year End--The Company's year-end is the closest Saturday to December 31. Fiscal years for the consolidated financial statements included herein ended on December 28, 2002 (52 weeks), December 29, 2001 (52 weeks) and December 30, 2000 (52 weeks). The accounts of two of the Company's wholly owned subsidiaries, Rohr-Bush GmbH & Co. and Bush-Viotechnik GmbH, have been consolidated on the basis of a year ending in October. Such fiscal period corresponds with those companies' fiscal year end.

      Earnings Per Share (EPS)--Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. There were 172,419, 168,859 and 133,983 stock options excluded from the computation of diluted earnings per share due to their antidilutive effect in 2002, 2001 and 2000, respectively.

      Comprehensive Income--Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distribution to owners. The Company's comprehensive income includes net loss or earnings, an amount for foreign currency translation and a minimum pension liability adjustment.

      Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of revenues and expenses during the reported period and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

      Recent Accounting Pronouncements--In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt the provisions of SFAS No. 143 on December 29, 2002 (the first day of fiscal 2003) and does not expect that the adoption of SFAS No. 143 will have a material impact on its consolidated financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal of Activities" (SFAS No. 146). SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.



2.    INVENTORIES

      Inventories consist of (in thousands):

                                                    December 28,    December 29,
                                                       2002            2001

        Raw materials                                 $13,766         $16,137
        Work in progress                                7,150           5,570
        Finished goods                                 35,288          33,590
                                                      -------         -------
         Total                                        $56,204         $55,297
                                                      =======         =======



3.    PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment consist of:

                                                    December 28,    December 29,
                                                       2002            2001
                                                           (in thousands)

        Land                                        $   6,465        $  6,173
        Buildings and improvements                    128,289         124,082
        Machinery and equipment                       194,827         189,117
        Transportation equipment                        1,181           1,103
        Office equipment                               14,299          14,942
        Leasehold improvements                          1,668           1,466
                                                    ---------        --------
                                                      346,729         336,883
        Less accumulated depreciation                (149,807)       (129,549)
                                                    ---------         -------
        Total                                       $ 196,922        $207,334
                                                    =========        ========


      Depreciation expense was $19,886,000, $18,124,000 and $17,053,000 for
      2002, 2001 and 2000, respectively.

4.    OTHER ACCRUED LIABILITIES

      Other accrued liabilities consist of (in thousands):


                                                          December 28,    December 29,
                                                             2002           2001

      Payroll, profit sharing and related liabilities        $11,473        $10,302
      Commissions and sales related expenses                   9,678         10,835
      Other                                                    3,123          2,958
                                                             -------        -------
      Total                                                  $24,274        $24,095
                                                             =======        =======

5.    LONG-TERM DEBT

      Long-term debt consists of:


                                                                                     December 28,    December 29,
                                                                                         2002           2001
                                                                                           (in thousands)

Revolving credit facility with the first contractual principal payment
  due June 30, 2004.                                                                   $ 96,697        $117,129

Pennsylvania Industrial Development Authority loan, issued October 3, 1996, interest at a rate of 3%. Monthly principal and interest payments of $13,812
  are due through 2011.                                                                   1,295           1,420

Pennsylvania Industrial Development Authority loan, issued February 26, 1997, interest at a rate of 3.75%. Monthly principal and interest payments of
  $14,544 are due through 2012.                                                           1,362           1,483

Pennsylvania Sunny Day Loan Fund loan, issued June 27, 1996, interest at a rate of 3%. Monthly principal and interest payments of $13,812 are due through
  2011.                                                                                   1,253           1,379

Pennsylvania Machinery & Equipment Loan Fund loan, issued
  November 6, 1996, interest at a rate of 3%. Monthly principal
  and interest payments of $6,707 are due in 2003.                                           78             154
                                                                                       --------        --------
Total debt                                                                              100,685         121,565
Less current portion                                                                        462             447
                                                                                       --------        --------
Total long-term debt                                                                   $100,223        $121,118
                                                                                       ========        ========



      The Company has a revolving credit facility with a consortium of banks. Effective December 28, 2001, the Company entered into an amendment to its revolving credit facility which modified the aggregate commitments under the amended revolving credit facility to a maximum of $173.0 million from $210.0 million. In addition, certain financial covenant ratios were amended. The amended revolving credit facility is available through June 30, 2004 and borrowings are secured by all domestic tangible personal property and intangible assets of the Company. Maximum borrowings under the revolving credit facility are subject to certain limitations as defined in the agreement. The Company classifies borrowings under the facility as long-term because there are no contractual obligations for repayment until June 30, 2004. At the Company's option, borrowings may be effectuated, subject to certain conditions, primarily on a NYBOR based rate, an applicable eurocurrency rate for certain foreign currencies, or an alternative base rate. At December 28, 2002, borrowings outstanding were primarily at the eurocurrency rate (6.0625%) and at the alternative base rate (4.25%). In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20.0 million in letters of credit, which issuance will be deemed part of the $173.0 million maximum amount of borrowing permitted under the credit facility. As of December 28, 2002, letters of credit amounting to approximately $4.6 million were outstanding.

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

      A five-year summary of aggregate principal payments on outstanding long-term debt is (in thousands):

        Fiscal Year

        2003                                                  $    462
        2004                                                    97,095
        2005                                                       410
        2006                                                       423
        2007                                                       437
        Thereafter                                               1,858
                                                              --------
        Total                                                 $100,685
                                                              ========


6.    COMMITMENTS AND CONTINGENCIES

      The Company is a party to various other legal proceedings arising in the ordinary course of business. The Company believes that these pending actions would not materially adversely affect the Company's consolidated financial statements.

      The Company has incurred rental expense for manufacturing and warehouse space and equipment. A summary of rent expense follows (in thousands):

                                            2002          2001         2000

        Real estate                        $2,224       $1,882       $1,094
        Equipment                           2,409        2,372        2,259


      Minimum future obligations over the next five years under operating leases that have initial or remaining noncancelable terms in excess of one year are summarized as follows (in thousands):


        Fiscal Year

        2003                                                    $2,985
        2004                                                     2,093
        2005                                                     1,334
        2006                                                       373
        2007                                                        91

7.    INCOME TAXES

      The provision for income taxes is as follows (in thousands):


                                                                                    2002          2001          2000
      Current:
        Federal                                                                   $(1,055)     $    528      $ 10,041
        State                                                                         (35)          438         1,330
                                                                                  -------      --------      --------
                                                                                   (1,090)          966        11,371
                                                                                  -------      --------      --------

      Deferred:
        Federal                                                                     1,849           844         2,786
        State                                                                         108            87           326
        Foreign                                                                       447          (460)           49
                                                                                  -------      --------      --------
                                                                                    2,404           471         3,161
                                                                                  -------      --------      --------

      Total                                                                       $ 1,314      $  1,437      $ 14,532
                                                                                  =======      ========      ========



     The types and tax effects of temporary differences included in deferred tax assets and liabilities are as follows (in thousands):

                                                                                                 2002           2001
      Deferred Tax Assets:
        Accounts receivable                                                                    $    330      $    348
        Accrued expenses                                                                          2,601         2,910
        Inventories                                                                               1,425         1,984
        Deferred income                                                                             237           343
        State investment and federal minimum tax credit carryforward                              7,515         8,112
        Subsidiary net operating loss carryforward                                                3,313         3,477
                                                                                               --------      --------
                                                                                                 15,421        17,174
      Deferred Tax Liabilities:
        Property, plant and equipment                                                           (18,671)      (15,740)
        Other assets                                                                             (1,313)       (1,313)
                                                                                               --------      --------
        Subtotal                                                                                 (4,563)          121

      Total valuation allowance                                                                  (7,515)       (7,474)
                                                                                               --------      --------
      Net deferred tax liability                                                               $(12,078)     $ (7,353)
                                                                                               ========      ========

                                                                                                  2002           2001
      Reported as (in thousands):
        Current asset (included in prepaid expenses
          and other current assets)                                                             $ 2,845      $  3,770
        Long-term liability                                                                     (14,923)      (11,123)
                                                                                               --------      --------
      Net deferred tax liability                                                               $(12,078)     $ (7,353)
                                                                                               ========      ========

      The Company has recorded a valuation allowance primarily in anticipation that certain state investment tax credits will expire prior to their usage. State investment tax credits and subsidiary net operating loss carryforwards of approximately $7.5 million and $9.5 million begin to expire in 2003. Substantially all of the subsidiary net operating loss carryforwards are a result of foreign operations and have no expiration date.

      The provision for income taxes differs in each of the years from the federal statutory rate due to the following:


                                                  2002        2001        2000

        Statutory rate                            35.0 %      35.0 %      35.0 %
        State taxes, net of federal benefits      12.9        25.2         2.8
        Effect of non-deductible costs             6.8        19.1         0.9
        Effect of foreign tax rates                1.2         2.0         0.5
        Other, net                                 2.4         3.5        (0.2)
                                                  ----        ----        ----
        Effective tax rate                        58.3 %      84.8 %      39.0 %
                                                  ====        ====        ====


      The Company realized tax benefits amounting to $103,000, $185,000 and $108,000 as the result of stock option transactions during 2002, 2001 and 2000, respectively. The benefit has been credited to paid-in capital and is not reflected in the current year provision for taxes.

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

      The Company has a stock redemption agreement with the principal shareholder, which provides that upon his death the Company may be required to redeem a portion of the Company's stock then owned by the shareholder's estate. The redemption price per share shall be determined at the then market price based upon a thirty-day average prior to the closing of any such stock redemption. The amount of the redemption is limited to approximately $21.4 million, which will be funded by the proceeds from life insurance policies maintained on the life of the principal shareholder. The shareholder's estate can request the Company to redeem shares under the agreement until the maximum time period permitted to pay estate taxes has elapsed.

      In the fourth quarter of 1999, the Company sold 268,574 shares of common stock at fair value to certain employees and directors of the Company in exchange for notes receivable. Repayment of the notes will commence in the fourth quarter of 2003 through payroll deductions.

9.    STOCK PLANS

      The Company currently has two open stock plans, which provide for the issuance of Class A Common Stock. As of December 28, 2002, there were 568,465 shares of Class A Common Stock available for issuance under the 1995 Stock Plan and 166,961 shares of Class A Common Stock under the 1999 Stock Plan. Incentive Stock Options granted under the 1995 Stock Plan must have an option price of at least 100% (110% for stockholders with more than 10% of the total combined voting power) of the fair market value of the Class A Common Stock on the date of the grant. The option price of the Non-Qualified Stock Options granted pursuant to this plan shall be determined by the Compensation Committee of the Board of Directors, in its sole discretion. The vesting of outstanding stock options vary, however, they generally vest over a two to seven year period and expire ten years from the date of grant. No option can be exercised within one year after the date of grant. Under the 1999 Stock Plan, shares may be awarded for such consideration as determined by the Company.

      As of December 28, 2002, there were outstanding options to purchase 1,281,062 shares of Class A Common Stock under the current and prior plans at prices ranging from $8.91 to $29.93 that were vested and could be exercised. Of these outstanding options, 1,190,462 have an exercise price of $8.91.

      The following is a summary of option transactions:

                                                       2002        2001         2000

        Options outstanding, beginning of year      1,390,702   1,483,411    1,555,131
        Options granted                                41,000      68,000       30,000
        Options exercised/cancelled                   (41,365)   (160,709)    (101,720)
                                                    ---------   ---------    ---------
        Options outstanding, end of year            1,390,337   1,390,702    1,483,411
                                                    =========   =========    =========

      All of the options outstanding expire at various dates from 2003 through 2012. The option price of the shares exercised in 2002 was $8.91. The weighted-average exercise prices of options were $8.91, $8.51 and $8.50 for fiscal years 2002, 2001 and 2000, respectively. The weighted-average grant-date fair value of options granted were $12.40, $12.98 and $13.88 for fiscal years 2002, 2001 and 2000, respectively.

      In addition to the options under the aforementioned plans, 48,375 non-qualifying options previously granted to key individuals were exercised in 2002 at an exercise price of $8.91. At December 28, 2002, there were no non-plan options outstanding.

10.   PENSIONS

      The Company sponsors a defined benefit plan for eligible non-U.S. employees at its German facility.

      The following are reconciliations of the benefit obligation, the funded status of the plan, and the amounts recognized in the consolidated balance sheets (in thousands):

                                                                2002          2001

      Change in benefit obligation:
        Benefit obligation at beginning of year               $ 5,880       $ 5,362
        Service cost                                               62            58
        Interest cost                                             364           335
        Foreign currency exchange rate changes                    481           147
        Actuarial gain                                            202           154
        Benefits paid                                            (233)         (176)
                                                              -------       -------
      Benefit obligations at end of year                        6,756         5,880
                                                              -------       -------
      Funded status (the plan is unfunded)                     (6,756)       (5,880)
      Unrecognized net actuarial gain                             202           154
                                                              -------       -------
      Net amount recognized                                   $(6,554)      $(5,726)
                                                              =======       =======


      Amounts recognized in the balance sheets consist of:

                                                                2002          2001

      Accrued benefit liability
        (included in other long-term liabilities)             $(6,629)      $(5,794)
      Accumulated other comprehensive gain                         75            68
                                                              -------       -------
      Net amount recognized                                   $(6,554)      $(5,726)
                                                              =======       =======


      There were no plan assets at December 28, 2002 and December 29, 2001. The plan is funded to the extent of benefits paid.

      Weighted average assumptions for the years:


                                                 2002          2001         2000

      Discount rate                              6.00 %       6.00 %       6.00 %
      Rate of increase in compensation levels    2.50 %       2.50 %       2.50 %


      Components of net periodic benefit cost consisted of the following (in thousands):

                                                 2002         2001         2000

      Service cost                              $  62        $  58        $ 116
      Interest cost                               364          335          342
                                                -----        -----        -----
      Net periodic benefit cost                 $ 426        $ 393        $ 458
                                                =====        =====        =====

      The Company also sponsors defined contribution plans, which cover substantially all of the Company's eligible U.S. employees. The plans provide for a general employer contribution, a wage reduction feature under Section 401(k) and a matching contribution. The general employer contribution provides for a discretionary Company contribution of the Company's Class A common stock. The matching contribution is made on behalf of each eligible participant who makes a wage reduction contribution. This matching contribution is made in cash and includes certain limitations. Net pension cost related to the plans was $165,000, $1,276,000 and $1,366,000 for 2002, 2001 and 2000, respectively. There was no discretionary Company contribution in 2002.

11.   BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

      The Company operates in four operating segments based principally on the natural alignment of its customers, markets and products. Inter-segment sales were made at prices approximating current market value. Certain expenses relating to the North American furniture segments, Bush Business Furniture and Bush Furniture were allocated to these two segments based on certain percentages and assumptions that the Company believes are reasonable.

      In evaluating segment performance, management focuses on earnings from operations before income taxes. The earnings (loss) before income taxes exclude nonrecurring charges such as gains or losses on the sale of assets and the cumulative effect of accounting change. The accounting policies of the segments are the same as those described in Note 1.

      The changes in the carrying amount of goodwill by operating segment for the year ended December 28, 2002 are as follows (in thousands):


                                                         Bush
                                                       Business
                                                       Furniture       Bush
                                                       and Bush      Furniture        Bush
                                                       Furniture      Europe      Technologies      Total


Balance as of December 29, 2001                          $9,464       $ 2,398        $3,538         $15,400

Impairment loss                                               -        (2,398)            -          (2,398)
                                                         ------      --------        ------         -------

Balance as of December 28, 2002                          $9,464      $      -        $3,538         $13,002
                                                         ======      ========        ======         =======


An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (all dollars are in thousands):


                                                            2002            2001            2000

Net sales from external customers:
  Bush Business Furniture                                 $163,916        $152,080        $221,936
  Bush Furniture                                           104,149         114,432         142,093
  Bush Furniture Europe                                     50,784          54,287          55,858
  Bush Technologies                                         21,321          25,007          31,310
                                                          --------        --------        --------
Consolidated total                                        $340,170        $345,806        $451,197
                                                          ========        ========        ========
Inter-segment sales:
  Bush Business Furniture                                 $      -        $      -             $ -
  Bush Furniture                                                 -               -               -
  Bush Furniture Europe                                      4,027           4,084          16,060
  Bush Technologies                                              -             179           1,143
                                                          --------        --------        --------
Total                                                     $  4,027        $  4,263        $ 17,203
                                                          ========        ========        ========
Segment earnings (loss) before income taxes:
  Bush Business Furniture                                 $  7,577        $  1,450        $ 17,285
  Bush Furniture                                             2,843          (1,919)          6,954
  Bush Furniture Europe                                     (5,316)         (3,423)            416
  Bush Technologies                                         (2,850)          5,586           9,036
                                                          --------        --------        --------
                                                             2,254           1,694          33,691
  Gain on sale of assets                                         -               -           3,618
                                                          --------        --------        --------
Consolidated total                                        $  2,254        $  1,694        $ 37,309
                                                          ========        ========        ========
Interest expense:
  Bush Business Furniture                                 $  2,568        $  3,458         $ 6,020
  Bush Furniture                                             1,530           2,473           3,461
  Bush Furniture Europe                                      2,777           2,384           2,006
  Bush Technologies                                            319             238             403
                                                          --------        --------        --------
Consolidated total                                        $  7,194        $  8,553        $ 11,890
                                                          ========        ========        ========
Depreciation and amortization:
  Bush Business Furniture and Bush Furniture (1)          $ 16,667        $ 15,501        $ 14,022
  Bush Furniture Europe (2)                                  2,141           3,248           3,500
  Bush Technologies                                          1,245             898           1,144
                                                          --------        --------        --------
Consolidated total                                        $ 20,053        $ 19,647        $ 18,666
                                                          ========        ========        ========
Capital expenditures for long-lived assets:
  Bush Business Furniture and Bush Furniture (1)          $  4,204        $  3,763        $ 25,344
  Bush Furniture Europe                                          -           4,470           4,608
  Bush Technologies                                          1,329           1,211           3,349
                                                          --------        --------        --------
Consolidated total                                        $  5,533        $  9,444        $ 33,301
                                                          ========        ========        ========


                                                       December 28,    December 29,
                                                          2002             2001
  Identifiable assets:
    Bush Business Furniture and Bush Furniture (1)     $225,429         $243,383
    Bush Furniture Europe                                58,115           56,054
    Bush Technologies                                    26,561           21,740
                                                       --------         --------
  Consolidated total                                   $310,105         $321,177
                                                       ========         ========



  (1) The Company's North American furniture segments, Bush Business Furniture and Bush Furniture, share certain productive assets. These productive assets manufacture components for both Bush Business Furniture and Bush Furniture products. As a result, expenses related to depreciation and amortization, and capital expenditures for long-lived assets are not allocated between these two furniture segments. Further, identifiable assets including goodwill, are not allocated between Bush Business Furniture and Bush Furniture.


  (2) Excludes cumulative effect of accounting change for goodwill impairment of $2,398.

  The Company's geographic operations outside of the United States principally include Germany. The Company's products are sold throughout the world. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location in thousands:

                                                2002        2001         2000

  Net sales by geographic area:

    United States                             $289,381    $291,547     $395,341
    Germany                                     50,789      54,259       55,856
                                              --------    --------     --------
    Total                                     $340,170    $345,806     $451,197
                                              ========    ========     ========


                                               December 28,      December 29,
                                                 2002               2001

  Long-lived assets by geographic area:
    United States                               $182,520          $193,289
    Germany                                       41,440            42,639
                                                --------          --------
    Total                                       $223,960          $235,928
                                                ========          ========


  Electronic and office product superstores and mass merchandisers, throughout the United States and furniture stores in Europe, comprise a significant portion of the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions or occurrences within the retail industry, the majority of trade receivables were current at December 28, 2002.

      In 2002, the Company has four customers that individually exceeded 10 percent or more of the Company's gross revenues. Gross revenues and accounts receivable balances, which primarily relate to Bush Business Furniture and Bush Furniture, for these customers, are as follows (in thousands):



                                                          Accounts Receivable
                           Gross Revenues           ---------------------------
                      --------------------------    December 28,   December 29,
                         2002     2001     2000        2002            2001

      Customer A          17%     14%      20%           8%              5%
      Customer B          14%     14%      18%          22%             13%
      Customer C          13%      -        -            2%              -
      Customer D          12%      -        -           12%              -


      Gross revenues for customer C and D did not exceed 10% in 2001 or 2000.

12.   ACQUISITION

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

14.   SUBSEQUENT EVENTS

      Restructuring--On February 27, 2003, the Company approved plans to restructure certain of its operations. In conjunction with such plans the Company will close its St. Paul, VA manufacturing facility and relocate certain operations to other plants, close three of its retail outlet stores and utilize third party liquidators to expedite the sale of excess inventory (which will create space in the Company's Erie, PA facility to launch new production strategies), and terminate production and management level employees in various locations. The Company expects to incur material losses associated with implementing these plans during 2003.

      Debt Amendment-- Subsequent to December 28, 2002, the Company entered into a seventh amendment, dated February 28, 2003, related to the Company's revolving credit facility (see Note 5). This amendment, among other things, modified certain covenants of the Company under the credit facility, provided for additional security interest, and prohibits the payment of cash dividends. In addition, the amendment modified the maximum amount of borrowing permitted under the credit facility from an aggregate of $173.0 million to an aggregate of $163.0 million.

15.   QUARTERLY SALES AND EARNINGS DATA - UNAUDITED



                                                              (In Thousands, except per share data)
                                                     4th Qtr.        3rd Qtr.          2nd Qtr.        1st Qtr.

2002

Net sales                                          $ 88,498           $ 84,411       $ 78,929         $ 88,332
Gross profit                                         23,310             22,078         22,480           24,657
(Loss) earnings before
  cumulative effect of accounting
  change                                             (1,186)               492            541            1,093
Net (loss) earnings                                  (1,186)               492            541           (1,305) (a)

(Loss) earnings per share before cumulative
  effect of accounting change -
  basic                                               (0.09)              0.04           0.04             0.08
(Loss) earnings per share before cumulative
  effect of accounting change -
  diluted                                             (0.09) (b)          0.04           0.04             0.08

Net (loss) earnings per share - basic                 (0.09)              0.04           0.04            (0.09)  (a)
Net (loss) earnings per share - diluted               (0.09) (b)          0.04           0.04            (0.09)  (a)

2001

Net sales                                          $ 84,950           $ 80,614       $ 75,614        $ 104,628
Gross profit                                         16,365  (c)        22,757         22,489           31,771
Net (loss) earnings                                  (5,926) (c)           849          1,421            3,913
Net (loss) earnings per share - basic                 (0.43)              0.06           0.10             0.29
Net (loss) earnings per share - diluted               (0.43) (b)          0.06           0.10             0.28


(a) In accordance with the transition provisions of SFAS No. 142, the impairment loss associated with goodwill is reported as a change in accounting principle as of the beginning of the period in which the change is made, or December 30, 2001 (the first day of fiscal 2002). Accordingly, the first quarter 2002 net loss includes a charge of $2.4 million recorded as a cumulative effect of accounting change.

(b) Fourth quarter 2002 and 2001 diluted earnings per share were calculated using basic weighted average shares outstanding because using diluted weighted average shares outstanding would have been antidilutive.

(c) Fourth quarter 2001 gross profit and net loss includes a $5.2 million pre-tax non-cash inventory write down.


                                     ******

SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


                           Col. B
                          Balance at                                                                Col. D             Col. E
Col. A                    Beginning                          Col. C                              Deductions -        Balance at
Description               of Period                        Additions                             Describe (1)       End of Period
                                         ----------------------------------------------------
                                                                               Charged to
                                                   Charged to               Other Accounts-
                                                 Costs & Expenses              Describe

Allowance for
  doubtful accounts

Fiscal 2002                   $   979                $ 631                       $ 0                  $   672             $   938

Fiscal 2001                   $ 1,341                $ 810                       $ 0                  $ 1,172             $   979

Fiscal 2000                   $ 1,911                $ 833                       $ 0                  $ 1,403             $ 1,341


(1) Accounts written off, net of collections on accounts receivable previously written off