Form 10-Q
period 2003-03-29
BUSH INDUSTRIES INC
filed 2003-05-12
CIK 758604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-8884

BUSH INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-0837346
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

One Mason Drive

P.O. Box 460

Jamestown, New York 14702-0460

(Address of principal executive offices)

(Zip Code)

(716) 665-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of shares of Common Stock outstanding as of March 29, 2003: 10,432,905 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 29, 2003	DECEMBER 28, 2002
	(In thousands)
ASSETS
Current Assets:
Cash	$4,492	$2,729
Accounts receivable	15,197	16,544
Inventories	52,637	56,204
Prepaid expenses and other current assets	9,753	10,668

Total Current Assets	82,079	86,145
Property, Plant and Equipment, Net	192,357	196,922
Other Assets	27,986	27,038

TOTAL ASSETS	$302,422	$310,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,686	$26,608
Other accrued liabilities	27,033	24,274
Current portion of long-term debt	457	462

Total Current Liabilities	52,176	51,344
Deferred Income Taxes	8,429	14,923
Other Long-term Liabilities	8,015	7,530
Long-term Debt	111,770	100,223

Total Liabilities	180,390	174,020

Stockholders’ Equity:
Common Stock:
Class A, $.10 par, 20,000,000 shares authorized, 10,837,983 shares issued	1,084	1,084
Class B, $.10 par, 6,000,000 shares authorized, 3,395,365 shares issued	340	340
Paid-in capital	23,633	23,633
Retained earnings	105,804	118,940
Accumulated other comprehensive income	317	1,245

	131,178	145,242
Less treasury stock, 405,078 and 393,578 Class A shares	5,892	5,838
Less notes receivable related to common stock	3,254	3,319

Total Stockholders’ Equity	122,032	136,085

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$302,422	$310,105

See notes to condensed consolidated financial statements

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 29, 2003	MARCH 30, 2002
	(In thousands, except shares and per share data)
Net Sales	$74,862	$88,332
Costs and Expenses:
Cost of sales	65,292	63,675
Selling, general and administrative	19,427	21,094
Interest	1,763	1,725
Restructuring (See Note 7)	7,953	0

	94,435	86,494
(Loss) Earnings Before Income Taxes and Cumulative Effect of Accounting Change	(19,573)	1,838
Income Tax (Benefit) Expense	(6,437)	745

(Loss) Earnings Before Cumulative Effect of Accounting Change	(13,136)	1,093
Cumulative Effect of Accounting Change	0	(2,398)

Net Loss	$(13,136)	$(1,305)

Basic (Loss) Earnings per Share:
Before cumulative effect of accounting change	$(0.95)	$0.08
Cumulative effect of accounting change	0.00	(0.17)

Net loss	$(0.95)	$(0.09)

Diluted (Loss) Earnings per Share:
Before cumulative effect of accounting change	$(0.95)	$0.08
Cumulative effect of accounting change	0.00	(0.17)

Net loss	$(0.95)	$(0.09)

Weighted Average Shares Outstanding:
Basic	13,829,831	13,777,442
Diluted	13,829,831	14,080,747

See notes to condensed consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 29, 2003	MARCH 30, 2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,136)	$(1,305)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,793	4,950
Cumulative effect of accounting change	0	2,398
Impairment of idle assets	3,896	0
Deferred income taxes	(6,462)	173
Change in assets and liabilities affecting cash flows:
Accounts receivable	1,579	(934)
Inventories	4,490	2,297
Prepaid expenses and other current assets	1,172	4,289
Accounts payable	(2,667)	3,180
Income taxes	0	99
Other accrued liabilities	1,885	(510)

Net cash (used in) provided by operating activities	(4,450)	14,637

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Capital expenditures	(707)	(1,636)
Increase in other assets	(892)	(686)

Net cash used for investing activities	(1,599)	(2,322)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of long-term debt	(114)	(11,015)
Proceeds from long-term debt	7,581	0
Purchase of Class A Stock for treasury	(54)	0
Exercise of stock options by employees	0	74
Dividends paid	0	(689)
Payments received for notes receivable	65	4

Net cash provided by (used for) financing activities	7,478	(11,626)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	334	78

NET INCREASE IN CASH	1,763	767
CASH AT BEGINNING OF PERIOD	2,729	1,589

CASH AT END OF PERIOD	$4,492	$2,356

See notes to condensed consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended March 29, 2003

(Unaudited)

1.	The accounting policies used in preparing these statements are the same as those used in preparing the Company’s consolidated financial statements for the fiscal year ended December 28, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report to stockholders for the fiscal year ended December 28, 2002.

The foregoing financial information reflects all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

2.	Total comprehensive (loss) income for the first quarter of 2003 and 2002 was as follows:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2003	MARCH 30, 2002
	(In thousands)
Net loss	$(13,136)	$(1,305)
Accumulated other comprehensive (loss) income	(928)	101

Total comprehensive loss	$(14,064)	$(1,204)

3.	Inventories consist of the following:

	MARCH 29, 2003	DECEMBER 28, 2002
	(In thousands)
Raw material	$15,530	$13,766
Work in progress	7,213	7,150
Finished goods	29,894	35,288

	$52,637	$56,204

4.	Segment reporting

The Company operates its business in three reportable segments: (1) Bush Furniture North America, which focuses on furniture sales in the North American market; (2) Bush Furniture Europe, which sells commercial, home office and other furnishings in the European market; and (3) Bush Technologies, which is focused on the cell phone accessories after-market, as well as the utilization of surface technologies in automotive interiors, cosmetics, sporting goods and consumer electronics.

The Company evaluates performance of the segments based on earnings before income taxes. The accounting policies of the segments are the same as those described and referenced in Note 1.

The following tables set forth reportable segment data for the periods indicated below (in thousands).

	THIRTEEN WEEKS ENDED
	MARCH 29, 2003	MARCH 30, 2002
Net Sales from External Customers:
Bush Furniture North America	$55,110	$69,671
Bush Furniture Europe	15,203	13,976
Bush Technologies	4,549	4,685

Consolidated Net Sales	$74,862	$88,332

Inter-segment Sales:
Bush Furniture North America	$0	$0
Bush Furniture Europe	1,896	627
Bush Technologies	0	0

Total	$1,896	$627

Segment (Loss) Earnings Before Income Taxes and Cumulative Effect of Accounting Change:
Bush Furniture North America	$(2,264)	$2,647
Bush Furniture Europe	(755)	(499)
Bush Technologies	(1,145)	(310)

	(4,164)	1,838
Inventory Write Down Charge	(7,456)	0
Restructuring	(7,953)	0

Consolidated (Loss) Earnings Before Income Taxes and Cumulative Effect of Accounting Change	$(19,573)	$1,838

	MARCH 29, 2003	DECEMBER 28, 2002
	(In thousands)
Total Assets:
Bush Furniture North America	$210,221	$225,429
Bush Furniture Europe	67,923	58,115
Bush Technologies	24,278	26,561

Consolidated Total Assets	$302,422	$310,105

5.	Earnings per share

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. There were 1,390,337 and 169,000 stock options excluded from the computation of diluted earnings per share due to their antidilutive effect for the first quarter of 2003 and 2002, respectively.

6.	Stock-based compensation

In 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company’s financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). As permitted in that standard, the Company has elected to continue to follow the recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for the first quarters of fiscal years 2003 and 2002.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The Company’s net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each quarter is as follows (in thousands except per share data):

	THIRTEEN WEEKS ENDED
	MARCH 29, 2003	MARCH 30, 2002
Net loss as reported	$(13,136)	$(1,305)
Less total stock-based employee compensation expense determined under fair value based method, net of related tax effects.	(12)	(13)

Pro forma net loss	$(13,148)	$(1,318)
Loss per share
Basic—as reported	$(0.95)	$(0.09)
Basic—pro forma	$(0.95)	$(0.10)
Diluted—as reported	$(0.95)	$(0.09)
Diluted—pro forma	$(0.95)	$(0.09)

7.	Restructuring

On February 27, 2003, the Company approved plans to restructure certain of its operations. Such plans included closing the Company’s St. Paul, Virginia manufacturing facility, closing three of its retail outlet stores, expediting the sale of excess inventory (which, among other things, will create space in the Company’s Erie, Pennsylvania facility to launch new production strategies), and the termination of production and management level employees in various locations. The Company incurred a pre-tax charge of $15,409,000 in the accompanying 2003 condensed consolidated statements of operations associated with implementing these plans during the first quarter of 2003 (and this is also the cumulative amount through the end of the first quarter of fiscal year 2003), of which $7,456,000 associated with an inventory write down is classified in cost of sales and $7,953,000 is classified as a restructuring expense. Included in the restructuring expense of $7,953,000 is an asset impairment charge of $3,896,000.

The Company expects this action to be substantially completed by the end of fiscal year 2003. The liability incurred in the first quarter of fiscal year 2003 totaled $4,057,000, which relates primarily to severance cost, contract and lease termination costs and other expenses. The Company paid cash totaling $333,000 related to these items in the first quarter of 2003 (and cumulatively through the end of the first quarter of fiscal year 2003), resulting in a remaining liability for these items totaling $3,724,000 as of March 29, 2003. For a more detailed analysis of the restructuring initiative, please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

8.	Goodwill

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer being amortized and must be periodically tested for impairment. Upon adoption of SFAS No. 142 in fiscal year 2002, the Company concluded that goodwill related to the Bush Furniture Europe segment was impaired. As a result, effective December 30, 2001 (the first day of fiscal year 2002), the Company has recorded a non-cash charge for goodwill impairment of $2,398,000 as a cumulative effect of accounting change (or $0.17 basic and diluted loss per share).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual results in future periods to differ materially from forecasted results. Forward-looking statements include statements regarding the intent, belief, projected or current expectations of the Company or its Officers (including statements preceded by, followed by or including forward-looking terminology such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or similar expressions or comparable terminology), with respect to various matters. The Company cannot guarantee future results, levels of activity, performance or achievements. Factors that could cause or contribute to such differences include, but are not limited to, economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services, prices, changes in estimates regarding the Company’s future contractual obligations and other factors discussed in the Company’s filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS:

On February 27, 2003, the Company approved plans to restructure certain of its operations. Such plans included closing the Company’s St. Paul, Virginia manufacturing facility, closing three of its retail outlet stores, expediting the sale of excess inventory (which, among other things, will create space in the Company’s Erie, Pennsylvania facility to launch new production strategies), and the termination of production and management level employees in various locations. The Company incurred a pre-tax charge of $15,409,000 in the accompanying 2003 condensed consolidated statements of operations associated with implementing these plans during the first quarter of 2003 (and this is also the cumulative amount through the end of the first quarter of fiscal year 2003), of which $7,456,000 associated with an inventory write down is classified in cost of sales and $7,953,000 is classified as a restructuring expense. Included in the restructuring expense of $7,953,000 is an asset impairment charge of $3,896,000.

The Company expects this action to be substantially completed by the end of fiscal year 2003. The liability incurred in the first quarter of fiscal year 2003 totaled $4,057,000, which relates primarily to severance cost, contract and lease termination costs and other expenses. The Company paid cash totaling $333,000 related to these items in the first quarter of 2003 (and cumulatively through the end of the first quarter of fiscal year 2003), resulting in a remaining liability for these items totaling $3,724,000 as of March 29, 2003.

The Company intends to sell the St. Paul, Virginia manufacturing facility and certain equipment located and used in that operation. In accordance with Statement of Financial

Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a write down of property and equipment (to reduce the carrying value of the assets to estimated net realizable value less cost of disposition) in the amount of $3,896,000 was recognized as a restructuring charge in the Company’s first quarter 2003 condensed consolidated statement of operations. The St. Paul impairment charge relates to the Bush Furniture North America segment.

In accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the following charges were recognized as a restructuring charge in the Company’s first quarter 2003 condensed consolidated statement of operations:

1.)	severance benefits recognized in the first quarter of fiscal year 2003 (and the cumulative amount through the end of the first quarter of fiscal year 2003) of $3,770,000; the liability balance for this charge as of March 29, 2003 is $3,540,000 ($3,770,000 total charge less costs paid of $230,000); and the Company currently expects to incur total severance charges in fiscal year 2003 of approximately $4,545,000; and

2.)	other restructuring charges, which include contract and lease termination costs, equipment and manufacturing relocation costs, and St. Paul carrying costs recognized in the first quarter of fiscal year 2003 (and the cumulative amount through the end of the first quarter of fiscal year 2003) of $287,000; the liability balance as of March 29, 2003 for this charge is $184,000 ($287,000 total charge less costs paid of $103,000); and the Company currently expects these costs to total approximately $777,000 in fiscal year 2003.

The costs relating to the above two items amounted to $4,057,000 (Bush Furniture North America $2,244,000, Bush Furniture Europe $1,543,000 and Bush Technologies $270,000) in the first quarter of fiscal year 2003 (and the cumulative amount through the end of the first quarter of fiscal year 2003) and the expected total charges for 2003 are approximately $5,322,000 (Bush Furniture North America $3,337,000, Bush Furniture Europe $1,543,000 and Bush Technologies $442,000).

As a result of the Company’s plan to sell slow moving inventory in a more efficient manner and to eliminate unprofitable product lines, inventory was marked down $7,456,000 (Bush Furniture North America $4,272,000, Bush Furniture Europe $522,000 and Bush Technologies $2,662,000) and recognized as an expense in the first quarter of 2003. In accordance with Emerging Issues Task Force No. 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring”, such expense was recognized in cost of sales. Such inventory may be sold to third party liquidators.

First quarter sales for the 13 week period ended March 29, 2003 were $74,862,000. This represented a decrease of $13,470,000, or approximately 15.2%, compared to net sales of $88,332,000 for the 13 week period ended March 30, 2002. The sales decrease primarily reflects decreases in Bush Furniture North America, particularly in sales to the electronic superstores. The current economic slowdown in both North America and Germany continues to create a challenging environment in which to maintain and grow sales and exerts a downward pressure on prices. While the European economy remains soft, continued gains in the European office superstores and from new floor placements are partially offsetting the slow economic conditions, especially in Germany. In addition, competition from imports using alternative materials, including metal and glass, and competition from imported assembled furniture are pressuring the markets in which the Company competes.

Cost of sales increased $1,617,000 for the 13 week period ended March 29, 2003, compared to the 13 week period ended March 30, 2002. Cost of sales increased as a result of the $7,456,000 inventory write-down expense discussed above, partially offset by a decrease in cost of sales associated with the lower sales volumes. Cost of sales as an approximate percentage of net sales increased by 15.1 percentage points, from 72.1% in the first quarter of 2002 to 87.2% in the first quarter of 2003. Approximately 10.0 percentage points of the increase in cost of sales as an approximate percentage of net sales reflects the impact of the $7,456,000 inventory write down and the remaining 5.1 percentage points of the increase primarily reflects the impact of lower gross margins (exclusive of the inventory write-down) in the North American Furniture and Bush Technologies segments.

Selling, general and administrative expenses decreased $1,667,000 for the 13 week period ended March 29, 2003, compared to the 13 week period ended March 30, 2002, and as an approximate percentage of net sales increased from 23.9% in the first quarter of 2002 to 26.0% in the first quarter of 2003. The decrease in selling, general and administrative expenses was primarily the result of a reduction in various variable selling expenses such as commissions, marketing and promotional incentives. The increase in selling, general and administrative expenses as an approximate percentage of net sales primarily reflects fixed costs being spread over a lower sales volume.

Interest expense for the 13 week period ended March 29, 2003 was $1,763,000 (or approximately 2.4% of net sales) which was approximately the same as the $1,725,000 (or approximately 2.0% of net sales) interest expense for the 13 week period ended March 30, 2002.

The effective income tax rate decreased from 40.5% for the 13 week period ended March 30, 2002 to 32.9% for the 13 week period ended March 29, 2003. In the first quarter of fiscal year 2003, the federal and state tax savings on the first quarter losses are partially offset by the tax impact for permanent non-deductible items and fixed taxes. Since the tax savings are partially offset by a tax expense, the effective overall tax rate is lower than the basic statutory federal and state tax rates.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer being amortized and must be periodically tested for impairment. Upon adoption of SFAS No. 142 in fiscal year 2002, the Company concluded that goodwill related to the Bush Furniture Europe segment was impaired. As a result, effective December 30, 2001 (the first day of fiscal year 2002), the Company has recorded a non-cash charge for goodwill impairment of $2,398,000 as a cumulative effect of accounting change (or $0.17 basic and diluted loss per share).

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at March 29, 2003 decreased $4,898,000 over fiscal year end 2002, primarily as a result of a decrease in inventories, accounts receivable and prepaid expenses and other current assets and an increase in other accrued liabilities, partially offset by a decrease in accounts payable and an increase in cash. The decrease in inventories and the increase in other accrued liabilities were impacted by the restructuring initiative described above, and the decrease in accounts receivable and accounts payable primarily reflect the lower sales levels in the first quarter of fiscal year 2003, as compared to the fourth quarter of fiscal year 2002. Total assets at March 29, 2003 decreased $7,683,000 over fiscal year end 2002, primarily as a result of a decrease in property, plant and equipment and a decrease in inventories, both of which were impacted by the restructuring initiative described above. Total liabilities at March 29, 2003 increased by $6,370,000, as compared to fiscal year end 2002. Such increase in total liabilities was due primarily to an increase in long-term debt and other accrued liabilities, partially offset by a decrease in deferred income taxes and accounts payable. The decrease in deferred income taxes primarily reflects the result of tax savings recorded on the loss in the first quarter of fiscal year 2003.

Net cash used in operating activities for the fiscal quarter ended March 29, 2003 was $4,450,000, resulting primarily from the net loss and the decrease in deferred income taxes partially offset by depreciation and amortization, a decrease in inventories, the impairment charge on idle assets and the increase in other accrued liabilities.

During the first quarter of fiscal year 2003, the Company expended $707,000 on capital expenditures versus $1,636,000 in the first quarter of the previous fiscal year. Capital expenditures for 2003 are currently forecasted to be approximately $5 to $7 million. Other assets increased $892,000 in the first quarter of fiscal year 2003, primarily as a result of costs associated with amending the Company’s credit agreement and an increase in the cash surrender value of insurance policies. Cash flows used for operating activities and the cash used for investing activities were primarily financed by an increase in the principal amount of long-term debt.

The Company has a revolving credit facility, initially dated as of June 26, 1997 and as amended, with JPMorgan Chase Bank and other lending institutions. In the first quarter of fiscal year 2003 the Company entered into a seventh amendment, dated as of February 28, 2003. This amendment, among other things, modified certain covenants under the credit facility, evidenced the lenders’ consent to certain transactions, including the restructuring effectuated by the Company in the first quarter of 2003, prohibits the payment of cash dividends by the Company and modified the amount of money the Company can borrow under the credit facility from an aggregate $173,000,000 to an aggregate $163,000,000. Additionally, the seventh amendment granted a security interest in the Company’s real property in Jamestown, NY, Erie, PA and Greensboro, NC, which is in addition to the security interest in all domestic tangible personal property and intangible assets of the Company granted in the sixth amendment dated as of December 28, 2001.

The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. The loan is due June 30, 2004 with a balloon payment of the then remaining principal and any accrued interest. The Company has classified all of the line of credit as long-term debt, as there are no required principal payments due within the next 12 months. At the Company’s option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin, which varies from 2.0% to 3.5%, depending upon the Company’s ability to satisfy certain quarterly financial tests. Alternative base rate loans generally bear interest at the prime rate, plus an applicable margin, which varies from 0.0% to 0.75% depending upon the Company’s ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $163,000,000 maximum amount of borrowing permitted under the credit facility.

The line of credit agreement, as amended, provides for achieving certain consolidated cash flow coverage and leverage ratios, prescribes minimum consolidated net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. As of March 29, 2003, the Company was in compliance with all of these requirements.

As of March 29, 2003, the Company had approximately $112 million in outstanding debt; with a balloon payment due under the Company’s revolving credit facility in June 2004. The ability of the Company to service its debt on a timely basis, and satisfy its bank ratios and covenants under its revolving credit facility, as amended, is dependent upon the Company’s results of operations. In the event the Company is unable in the future to satisfy the financial covenants and/or ratios under the revolving credit facility the lenders may deem the Company in default under the revolving credit facility, which would materially adversely affect the Company and its operations.

CRITICAL ACCOUNTING POLICIES

The policies identified below are important to the Company’s business operations and the understanding of its results of operations. The listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. For a summary of all of the Company’s accounting policies, including the accounting policies discussed below, see Note 1 to the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the fiscal year ending December 28, 2002. The preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

The Company performs periodic credit evaluations of its customers. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has experienced in the past. In addition, in part, to limit credit risk on occasion and to accelerate collections of certain outstanding accounts receivables, the Company has sold certain accounts receivables, without recourse to it in the event of non-payment, to certain banks. The Company’s accounts receivable balance was $15.2 million, net of allowance for doubtful accounts of $0.97 million as of March 29, 2003 and $16.5 million, net of allowance for doubtful accounts of $0.94 as of December 28, 2002.

Inventories

Inventories, consisting of raw materials, work-in-progress and finished goods, are stated at the lower of cost or market as determined by the first-in, first-out method. Inventories that the Company estimates as either obsolete or unmarketable are written down based upon the difference between the cost of the inventory and its estimated market value. The Company’s estimates as to such value are based, in part, on projected future demand and market conditions. If these estimates or related projections change in the future, additional write-downs may be required. Obsolete and slow moving inventory reserves were approximately $11.7 million and $4.8 million at March 29, 2003 and December 28, 2002. The increase in these reserves was primarily as a result of the inventory write-down associated with the restructuring initiative of the Company, as previously described in this Form 10-Q .

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

Other Assets/Goodwill

Other assets consist primarily of goodwill, cash value of life insurance policies, advances on split dollar insurance arrangements prior to July 30, 2002, an investment at cost, and other intangible assets. The Company tests long-lived assets, exclusive of goodwill, for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss shall be recognized if the carrying amount of long-lived assets, to be held and used is not recoverable and exceeds its fair value based on the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In the Company’s review of such assets, it is required to make certain estimates and projections. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

At least annually and whenever events and changes in circumstances warrant, the Company compares the fair value of the reporting unit to its carrying amount to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than their carrying value. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate. The conditions that would trigger an impairment assessment of goodwill include a significant negative trend in the Company’s operating results or cash flows, a decrease in demand for the Company’s products, a change in the competitive environment and other industry and economic factors.

Accounting for Income Taxes

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, for tax and book purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. In the event that actual results differ from the Company’s estimates or it adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could impact its financial position and results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (SFAS No. 143). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the provisions of SFAS No. 143 on December 29, 2002 (the first day of fiscal 2003) which did not have a material impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s revolving credit facility due to its variable LIBOR pricing. Based on the outstanding balance of long-term debt at the end of the first quarter of fiscal year 2003, a one percentage point change in interest rates would result in annual interest expense fluctuating approximately $1.1 million.

The Company’s exposure to foreign currency exchange risk relates primarily to the cost of imported supplies and the cost/profitability of exported items, the income statement and cash flow impact of converting foreign currency denominated profit/loss into U.S. dollars and the balance sheet impact of converting foreign currency denominated assets and liabilities into U.S. dollars. The Company believes the primary impact on the Company of a reasonably possible change of 10% in any foreign currency exchange rate would be an increase or decrease of approximately $5 million in the US dollar equivalent in foreign currency denominated debt.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in internal controls. There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that would significantly affect such controls subsequent to the Evaluation Date.

Part II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Amendment to By-Laws, dated April 4, 2003

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

During the first quarter of fiscal year 2003, an 8-K was filed on March 19, 2003 regarding an amendment to the Company’s existing credit facility with JPMorgan Chase Bank and other lending institutions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUSH INDUSTRIES, INC. (Registrant)

Date: May 9, 2003	By:	/s/ ROBERT L. AYRES
(Signature) Robert L. Ayres President, Chief Operating Officer and Chief Financial Officer

CERTIFICATIONS

I, Paul S. Bush, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bush Industries, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ PAUL S. BUSH
(Signature)
Paul S. Bush
Chairman of the Board and
Chief Executive Officer

I, Robert L. Ayres, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bush Industries, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ ROBERT L. AYRES
(Signature)
Robert L. Ayres
President, Chief Operating Officer and
Chief Financial Officer