Form 10-Q
period 2003-06-28
BUSH INDUSTRIES INC
filed 2003-08-06
CIK 758604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of shares of Common Stock outstanding as of June 28, 2003: 10,428,189 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 28, 2003	DECEMBER 28, 2002
	(In thousands)
ASSETS
Current Assets:
Cash	$4,494	$2,729
Accounts receivable	10,074	16,544
Inventories	53,389	56,204
Prepaid expenses and other current assets	9,901	10,668

Total Current Assets	77,858	86,145
Property, Plant and Equipment, Net	190,174	196,922
Other Assets	28,274	27,038

TOTAL ASSETS	$296,306	$310,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,390	$26,608
Other accrued liabilities	20,779	24,274
Current portion of long-term debt	430	462

Total Current Liabilities	43,599	51,344
Deferred Income Taxes	8,376	14,923
Other Long-term Liabilities	8,180	7,530
Long-term Debt	114,453	100,223

Total Liabilities	174,608	174,020

Stockholders’ Equity:
Common Stock:
Class A, $.10 par, 20,000,000 shares authorized, 10,837,983 shares issued	1,084	1,084
Class B, $.10 par, 6,000,000 shares authorized, 3,395,365 shares issued	340	340
Paid-in capital	23,633	23,633
Retained earnings	105,905	118,940
Accumulated other comprehensive (loss) income	(174)	1,245

	130,788	145,242
Less treasury stock, 409,794 and 393,578 Class A shares	(5,903)	(5,838)
Less notes receivable related to common stock	(3,187)	(3,319)

Total Stockholders’ Equity	121,698	136,085

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,306	$310,105

See notes to condensed consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THIRTEEN WEEKS ENDED
	JUNE 28, 2003	JUNE 29, 2002
	(In thousands, except shares and per share data)
Net Sales	$70,831	$78,929
Costs and Expenses:
Cost of sales	51,976	56,449
Selling, general and administrative	16,089	19,688
Interest expense	1,886	1,861
Restructuring (See Note 7)	725	0

	70,676	77,998
Earnings Before Income Taxes	155	931
Income Taxes	54	390

Net Earnings	$101	$541

Earnings per Share
Basic	$0.01	$0.04
Diluted	$0.01	$0.04
Weighted Average Shares Outstanding
Basic	13,826,923	13,821,388
Diluted	13,826,936	14,120,256

See notes to condensed consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2003	JUNE 29, 2002
	(In thousands, except shares and per share data)
Net Sales	$145,693	$167,261
Costs and Expenses:
Cost of sales	117,268	120,124
Selling, general and administrative	35,516	40,782
Interest	3,649	3,586
Restructuring (See Note 7)	8,678	0

	165,111	164,492
(Loss) Earnings Before Income Taxes and Cumulative Effect of Accounting Change	(19,418)	2,769
Income Tax (Benefit) Expense	(6,383)	1,135

(Loss) Earnings Before Cumulative Effect of Accounting Change	(13,035)	1,634
Cumulative Effect of Accounting Change	0	(2,398)

Net Loss	$(13,035)	$(764)

Basic (Loss) Earnings per Share:
Before cumulative effect of accounting change	$(0.94)	$0.12
Cumulative effect of accounting change	0.00	(0.17)

Net loss	$(0.94)	$(0.05)

Diluted (Loss) Earnings per Share:
Before cumulative effect of accounting change	$(0.94)	$0.12
Cumulative effect of accounting change	0.00	(0.17)

Net loss	$(0.94)	$(0.05)

Weighted Average Shares Outstanding:
Basic	13,828,377	13,799,416
Diluted	13,828,377	14,100,538

See notes to condensed consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2003	JUNE 29, 2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,035)	$(764)
Adjustment to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	9,599	9,944
Cumulative effect of accounting change	0	2,398
Impairment of idle assets	3,896	0
Deferred income taxes	(6,456)	721
Change in assets and liabilities affecting cash flows:
Accounts receivable	6,786	1,991
Inventories	4,109	(2,723)
Prepaid expenses and other current assets	1,102	2,977
Accounts payable	(5,182)	5,440
Income taxes	0	529
Other accrued liabilities	(4,827)	(5,010)

Net cash (used for) provided by operating activities	(4,008)	15,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,314)	(3,112)
Increase in other assets	(1,421)	(871)

Net cash used for investing activities	(2,735)	(3,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(229)	(10,272)
Proceeds from long-term debt	8,386	0
Purchase of Class A Stock for treasury	(54)	0
Exercise of stock options by employees	0	621
Dividends paid	0	(1,381)
Payments received for notes receivable	121	4

Net cash provided by (used for) financing activities	8,224	(11,028)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	284	34

NET INCREASE IN CASH	1,765	526
CASH AT BEGINNING OF PERIOD	2,729	1,589

CASH AT END OF PERIOD	$4,494	$2,115

See notes to condensed consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Twenty-six weeks ended June 28, 2003

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

2.	The following tables set forth total comprehensive income (loss) for the 13 week and 26 week periods indicated below.

	THIRTEEN WEEKS ENDED
	JUNE 28, 2003	JUNE 29, 2002
	(In thousands)
Net earnings	$101	$541
Accumulated other comprehensive loss	(491)	(64)

Total comprehensive (loss) income	$(390)	$477

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2003	JUNE 29, 2002
	(In thousands)
Net loss	$(13,035)	$(764)
Accumulated other comprehensive (loss) income	(1,419)	37

Total comprehensive loss	$(14,454)	$(727)

3.	Inventories consist of the following:

	JUNE 28, 2003	DECEMBER 28, 2002
	(In thousands)
Raw material	$14,206	$13,766
Work in progress	6,240	7,150
Finished goods	32,943	35,288

	$53,389	$56,204

4.	Segment Reporting

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

The following tables set forth reportable segment data for the periods indicated below.

	THIRTEEN WEEKS ENDED
	JUNE 28, 2003	JUNE 29, 2002
	(In thousands)
Net Sales from External Customers:
Bush Furniture North America	$49,448	$60,327
Bush Furniture Europe	16,998	14,567
Bush Technologies	4,385	4,035

Consolidated Net Sales	$70,831	$78,929

Inter-segment Sales:
Bush Furniture North America	$0	$0
Bush Furniture Europe	919	123
Bush Technologies	0	0

Total	$919	$123

	THIRTEEN WEEKS ENDED
	JUNE 28, 2003	JUNE 29, 2002
	(In thousands)
Segment Earnings (Loss) Before Income Tax:
Bush Furniture North America	$666	$3,241
Bush Furniture Europe	557	(1,096)
Bush Technologies	(343)	(1,214)

	$880	$931
Restructuring	(725)	0

Consolidated Earnings Before Income Taxes	$155	$931

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2003	JUNE 29, 2002
	(In thousands)
Net Sales from External Customers:
Bush Furniture North America	$104,558	$129,998
Bush Furniture Europe	32,201	28,543
Bush Technologies	8,934	8,720

Consolidated Net Sales	$145,693	$167,261

Inter-segment Sales:
Bush Furniture North America	$0	$0
Bush Furniture Europe	2,815	750
Bush Technologies	0	0

Total	$2,815	$750

Segment (Loss) Earnings Before Income Taxes and Cumulative Effect of Accounting Change:
Bush Furniture North America	$(1,598)	$5,888
Bush Furniture Europe	(198)	(1,595)
Bush Technologies	(1,488)	(1,524)

	(3,284)	2,769
Inventory Write Down Charge	(7,456)	0
Restructuring	(8,678)	0

Consolidated (Loss) Earnings Before Income Taxes and Cumulative Effect of Accounting Change	$(19,418)	$2,769

	JUNE 28, 2003	DECEMBER 28, 2002
	(In thousands)
Total Assets:
Bush Furniture North America	$205,980	$225,429
Bush Furniture Europe	67,528	58,115
Bush Technologies	22,798	26,561

Consolidated Total Assets	$296,306	$310,105

5.	Earnings per share (EPS)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. Excluded from the computation of diluted earnings per share due to their antidilutive effect were 1,381,543 and 1,385,941 stock options for the 13 week and 26 week periods ending June 28, 2003, respectively, and 205,000 stock options for both the 13 week and 26 week periods ending June 29, 2002. For periods that result in a loss from continuing operations, potential dilutive securities are excluded from the computation of diluted EPS.

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

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). As permitted in that standard, the Company has elected to continue to follow the recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded in the first half of fiscal years 2003 and 2002.

Pro forma information regarding net earnings (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The Company’s net earnings (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period is as follows (in thousands except per share data):

	THIRTEEN WEEKS ENDED
	JUNE 28, 2003	JUNE 29, 2002
Net earnings as reported	$101	$541
Less total stock-based employee compensation expense determined under fair value based method, net of related tax effects.	(9)	(11)

Pro forma net earnings	$92	$530

Earnings per share
Basic—as reported	$0.01	$0.04
Basic—pro forma	$0.01	$0.04

Diluted—as reported	$0.01	$0.04
Diluted—pro forma	$0.01	$0.04

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2003	JUNE 29, 2002
Net loss as reported	$(13,035)	$(764)
Less total stock-based employee compensation expense determined under fair value based method, net of related tax effects.	(21)	(24)

Pro forma net loss	$(13,056)	$(788)

Loss per share
Basic—as reported	$(0.94)	$(0.05)
Basic—pro forma	$(0.94)	$(0.05)

Diluted—as reported	$(0.94)	$(0.05)
Diluted—pro forma	$(0.94)	$(0.06)

7.	Restructuring

On February 27, 2003, the Company approved plans to restructure certain of its operations. Such plans included closing the Company’s St. Paul, Virginia manufacturing facility, closing three of its retail outlet stores, expediting the sale of excess inventory (which, among other things, will create space in the Company’s Erie, Pennsylvania facility to launch new production strategies), and the termination of production and management level employees in various locations. The Company incurred a pre-tax restructuring charge of $725,000 in the accompanying 2003 condensed consolidated statements of operations associated with implementing these plans during the second quarter of 2003 and $16,134,000 through the end of the second quarter of fiscal year 2003. Included in the $16,134,000 year-to-date charge is $7,456,000 associated with an inventory write down which is included in cost of sales and $8,678,000 which is classified as a restructuring expense. Included in the restructuring expense of $8,678,000 is an asset impairment charge of $3,896,000.

The Company expects this action to be substantially completed by the end of fiscal year 2003. The liability incurred for the thirteen and twenty-six week periods ended June 28, 2003 totaled $725,000 and $4,782,000, respectively, and relates primarily to severance cost, contract and lease termination costs and other expenses. The Company paid cash totaling $1,715,000 and $2,048,000 related to these items in the thirteen and twenty-six week periods ended June 28, 2003, respectively, resulting in a remaining liability for these items totaling $2,734,000 as of June 28, 2003. For a more detailed analysis of the restructuring initiative, please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to the items discussed above and in conjunction with the Company’s 2003 strategic plan cost reduction implementation strategy, in the third quarter of 2003 the Company approved an additional restructuring charge of approximately $1.2 million at Bush Furniture Europe. This additional restructuring will primarily consist of severance charges in the second half of fiscal year 2003.

8.	Goodwill

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer being amortized and must be periodically tested for impairment. Upon adoption of SFAS No. 142 in fiscal year 2002, the Company concluded that goodwill related to the Bush Furniture Europe segment was impaired. As a result, effective December 30, 2001 (the first day of fiscal year 2002), the Company recorded a non-cash charge for goodwill impairment of $2,398,000 as a cumulative effect of accounting change (or $0.17 basic and diluted loss per share).

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

RESULTS OF OPERATIONS:

On February 27, 2003, the Company approved plans to restructure certain of its operations. Such plans included closing the Company’s St. Paul, Virginia manufacturing facility, closing three of its retail outlet stores, expediting the sale of excess inventory (which, among other things, will create space in the Company’s Erie, Pennsylvania facility to launch new production strategies), and the termination of production and management level employees in various locations. The Company incurred a pre-tax restructuring charge of $725,000 in the accompanying 2003 condensed consolidated statements of operations associated with implementing these plans during the second quarter of 2003 and $16,134,000 through the end of the second quarter of fiscal year 2003. Included in the $16,134,000 year-to-date charge is $7,456,000 associated with an inventory write down which is included in cost of sales and $8,678,000 which is classified as a restructuring expense. Included in the restructuring expense of $8,678,000 is an asset impairment charge of $3,896,000.

The Company expects this action to be substantially completed by the end of fiscal year 2003. The liability incurred for the thirteen and twenty-six week periods ended June 28, 2003 totaled $725,000 and $4,782,000, respectively, and relates primarily to severance cost, contract and lease termination costs and other expenses. The Company paid cash totaling $1,715,000 and $2,048,000 related to these items in the thirteen and twenty-six week periods ended June 28, 2003, respectively, resulting in a remaining liability for these items totaling $2,734,000 as of June 28, 2003.

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

In accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the following charges were recognized as a restructuring charge in the Company’s condensed consolidated statement of operations for the thirteen and twenty-six week periods ending June 28, 2003:

1.)	severance benefits of $499,000 and $4,269,000 recognized for the thirteen and twenty-six week periods ended June 28, 2003, respectively; the liability balance for this charge as of June 28, 2003 is $2,653,000 ($4,269,000 total charge less costs paid of $1,616,000); and the Company currently expects to incur total severance charges in fiscal year 2003 of approximately $4,408,000; and

2.)	other restructuring charges, which include contract and lease termination costs, equipment and manufacturing relocation costs, and St. Paul carrying costs of $226,000 and $513,000 recognized for the thirteen and twenty-six week periods ended June 28, 2003, respectively; the liability balance as of June 28, 2003 for this charge is $81,000 ($513,000 total charge less costs paid of $432,000); and the Company currently expects these costs to total approximately $807,000 in fiscal year 2003.

For the thirteen and twenty-six week periods ended June 28, 2003, respectively, the costs relating to the above two items amounted to $725,000 and $4,782,000 (Bush Furniture North America $696,000 and $2,940,000, Bush Furniture Europe $0 and $1,543,000 and Bush Technologies $29,000 and $299,000) and the expected total charges for fiscal year 2003 are approximately $5,215,000 (Bush Furniture North America $3,280,000, Bush Furniture Europe $1,543,000 and Bush Technologies $392,000).

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

In addition to the items discussed above and in conjunction with the Company’s 2003 strategic plan cost reduction implementation strategy, in the third quarter of 2003 the Company approved an additional restructuring charge of approximately $1.2 million at Bush Furniture

Europe. This additional restructuring will primarily consist of severance charges in the second half of fiscal year 2003.

Second quarter sales for the 13 week period ended June 28, 2003 were $70,831,000 and first half sales for the 26 week period ended June 28, 2003 were $145,693,000. This represents a decrease of $8,098,000, or approximately 10.3%, compared to net sales of $78,929,000 for the 13 week period ended June 29, 2002, and a first half decrease of $21,568,000, or approximately 12.9%, compared to net sales of $167,261,000 for the 26 week period ended June 29, 2002. The sales decrease primarily reflects decreases in Bush Furniture North America, particularly in sales to the electronic superstores. The current economic slowdown in both North America and Germany continues to create a challenging environment in which to maintain and grow sales and exerts a downward pressure on prices. While the European economy remains soft, continued gains in the European office superstores and from new floor placements are partially offsetting the slow economic conditions, especially in Germany. In addition, competition from imports using alternative materials, including metal and glass, and competition from imported assembled furniture are pressuring the markets in which the Company competes.

Cost of sales decreased $4,473,000 for the 13 week period ended June 28, 2003, compared to the 13 week period ended June 29, 2002 and decreased by $2,856,000 ($10,312,000 decrease without the impact of the $7,456,000 inventory write down taken in the first quarter of fiscal year 2003) for the 26 week period ended June 28, 2003, compared to the 26 week period ended June 29, 2002. The decrease in cost of sales for the 13 and 26 week periods ended June 28, 2003 primarily reflects the decrease in sales volumes as compared to the prior year, partially offset by increases in the cost of sales as a percentage of net sales.

Cost of sales as an approximate percentage of net sales increased by 1.9 percentage points from 71.5% in the second quarter of 2002 to 73.4% in the second quarter of 2003. For the 26 week period ended June 28, 2003, cost of sales as an approximate percentage of net sales increased by 8.7 percentage points from 71.8% in the first half of 2002 to 80.5% in the first half of 2003. Of the 8.7 percentage point increase in the first half of fiscal year 2003, approximately 5.1 percentage points reflects the impact of the $7,456,000 inventory write down taken in the first quarter of fiscal year 2003. The remaining 3.6 percentage points of the increase for the 26 week period ended June 28, 2003 and the 1.9 percentage point increase for the 13 week period ended June 28, 2003 primarily reflects the impact of lower gross margins (exclusive of the inventory write-down) in the North American Furniture segment.

Selling, general and administrative expenses decreased $3,599,000 for the 13 week period ended June 28, 2003, compared to the 13 week period ended June 29, 2002. For the 26 week period ended June 28, 2003, selling, general and administrative expenses decreased by $5,266,000, as compared to the 26 week period ended June 29, 2002. Selling, general and administrative expenses as an approximate percentage of net sales decreased by 2.2 percentage points from 24.9% in the second quarter of 2002 to 22.7% in the second quarter of 2003 and the first half of fiscal year 2003 was 24.4%, the same as the first half of fiscal year 2002. The decrease in selling, general and administrative expenses was primarily the result of a reduction in various variable selling expenses such as commissions, marketing and promotional incentives. The decrease in selling, general and administrative expenses as an approximate percentage of net sales for the 13 weeks ended June 28, 2003 primarily reflects reduction in various variable selling expenses such as commissions, marketing and promotional incentives.

Interest expense for the 13 week period ended June 28, 2003 increased to $1,886,000 (or approximately 2.7% of net sales) from $1,861,000 (or approximately 2.4% of net sales) for the 13 week period ended June 29, 2002. Interest expense for the 26 week period ended June 28, 2003 increased to $3,649,000 (or approximately 2.5% of net sales) from $3,586,000 (or approximately 2.1% of net sales).

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

The consolidated effective income tax rates for the 13 and 26 week periods ended June 28, 2003 were 34.8% and 32.9%, respectively. The tax rates for the same periods in 2002 were 41.9% and 41.0%, respectively. In the first half of fiscal year 2003, the federal and state tax savings on the first half losses are partially offset by the tax impact for permanent non-deductible items and fixed taxes. Since the tax savings are partially offset by a tax expense, the effective overall tax rate is lower than the basic statutory federal and state tax rates.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at June 28, 2003 decreased $542,000 over fiscal year end 2002. Decreases in accounts receivable, inventories and prepaid expenses and other current assets were mostly offset by decreases in accounts payable and other accrued liabilities and an increase in cash. The decrease in inventories was impacted by the restructuring initiative described above and accounts receivable and accounts payable were impacted by the lower sales levels in the second quarter of fiscal year 2003, as compared to the fourth quarter of fiscal year 2002. Total assets at June 28, 2003 decreased $13,799,000 over fiscal year end 2002, primarily as a result of a decrease in property, plant and equipment and in inventories, both of which were impacted by the restructuring initiative described above and a decrease in accounts receivable and prepaid expenses and other current assets, partially offset by an increase in cash and other assets. Total liabilities at June 28, 2003 increased by $588,000, as compared to fiscal year end 2002. Increases in long-term debt and other long-term liabilities were mostly offset by decreases in deferred income taxes, accounts payable and other accrued liabilities. The decrease in deferred income taxes primarily reflects the result of tax savings recorded on the loss in the first half of fiscal year 2003.

At the end of the second fiscal quarter of 2003, the U.S. dollar was weaker than at the end of fiscal year 2002. This resulted in euro denominated assets and liabilities increasing in U.S. dollar terms. The approximate impact of the weaker U.S. dollar on the items discussed above is as follows: current assets, $2.7 million; net property, plant and equipment, $4.9 million; other assets, $0.3 million; current liabilities, $1.8 million; long term debt, $6.6 million and other long term liabilities $0.9 million.

Net cash used in operating activities for the first half ended June 29, 2003 was $4,008,000, resulting primarily from the net loss and the decreases in deferred income taxes, accounts payable and other accrued liabilities partially offset by depreciation and amortization, decreases in accounts receivable and inventories, the impairment charge on idle assets and a decrease in prepaid expenses and other current assets.

During the first half of fiscal year 2003, the Company expended $1,314,000 on capital expenditures versus $3,112,000 in the first half of the previous fiscal year. Capital expenditures for 2003 are currently forecasted to be approximately $5 to $7 million. Cash flows of $1,421,000 were used for other assets in the first half of fiscal year 2003, primarily as a result of costs associated with amending the Company’s credit agreement and an increase in the cash surrender value of insurance policies. Cash flows used for operating activities and the cash used for investing activities were primarily financed by an increase in the principal amount of long-term debt.

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

The credit facility provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. The loan is due June 30, 2004 with a balloon payment of the then remaining principal and any accrued interest. The Company has classified all of the line of credit as long-term debt, because as of June 28, 2003 there are no required principal payments due within the next year. At the Company’s option, borrowings may be effectuated, subject to certain conditions, on a NYBOR rate, an eurocurrency rate for dollars, an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans bear interest at the then current applicable LIBOR rate, plus an applicable margin, which varies from 2.0% to 3.5%, depending upon the Company’s ability to satisfy certain quarterly financial tests. Alternative base rate loans generally bear interest at the prime rate, plus an applicable margin, which varies from 0.0% to 0.75% depending upon the Company’s ability to satisfy certain quarterly financial tests. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $163,000,000 maximum amount of borrowing permitted under the credit facility.

The line of credit agreement, as amended, provides for achieving certain consolidated cash flow coverage and leverage ratios, prescribes minimum consolidated net worth requirements, limits capital expenditures and new leases and provides for certain other affirmative and restrictive covenants. As of June 28, 2003, the Company was in compliance with all of these requirements.

As of June 28, 2003, the Company had approximately $115 million in outstanding debt; with a balloon payment due under the Company’s revolving credit facility on June 30, 2004. The ability of the Company to service its debt on a timely basis, and satisfy its bank ratios and covenants under its revolving credit facility, as amended, is dependent upon the Company’s results of operations. In the event the Company is unable in the future to satisfy the financial covenants and/or ratios under the revolving credit facility the lenders may deem the Company in default under the revolving credit facility, which would materially adversely affect the Company and its operations. The Company is currently seeking financing alternatives to satisfy the balloon payment due on June 30, 2004, the success of which no assurance can be given.

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

The Company performs periodic credit evaluations of its customers. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has experienced in the past. In addition, in part, to limit credit risk on occasion and to accelerate collections of certain outstanding accounts receivables, the Company has sold certain accounts receivables, without recourse to it in the event of non-payment, to certain third parties. The Company’s accounts receivable balance was $10.1 million, net of allowance for doubtful accounts of $1.1 million as of June 28, 2003 and $16.5 million, net of allowance for doubtful accounts of $0.9 as of December 28, 2002.

Inventories

Inventories, consisting of raw materials, work-in-progress and finished goods, are stated at the lower of cost or market as determined by the first-in, first-out method. Inventories that the Company estimates as either obsolete or unmarketable are written down based upon the difference between the cost of the inventory and its estimated market value. The Company’s estimates as to such value are based, in part, on projected future demand and market conditions. If these estimates or related projections change in the future, additional write-downs may be required. Obsolete and slow moving inventory reserves were approximately $8.1 million and $4.8 million at June 28, 2003 and December 28, 2002, respectively. This increase in reserves since December 28, 2002 was primarily as a result of the inventory write-down associated with the restructuring initiative of the Company, as previously described in this Form 10-Q .

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

IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS:

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s revolving credit facility due to its variable LIBOR pricing. Based on the outstanding balance of long-term debt at the end of the second quarter of fiscal year 2003, a one percentage point change in interest rates would result in annual interest expense fluctuating approximately $1.1 million.

The Company’s exposure to foreign currency exchange risk relates primarily to the cost of imported supplies and the cost/profitability of exported items, the income statement and cash flow impact of converting foreign currency denominated profit/loss into U.S. dollars and the balance sheet impact of converting foreign currency denominated assets and liabilities into U.S. dollars. The Company believes the primary impact on the Company of a reasonably possible change of 10% in any foreign currency exchange rate would be an increase or decrease of approximately $6 million in the US dollar equivalent in foreign currency denominated debt.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), have concluded that as of June 28, 2003, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Changes in internal controls. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.	At the Annual Meeting of Stockholders held on May 15, 2003, the following matters were submitted to a vote of the stockholders, and the results of their vote is noted. The Class A Directors were elected solely by the Class A stockholders, and the Class B Directors were elected solely by the Class B stockholders. With respect to other matters, each share of Class A Common Stock has one-tenth vote per share, and each share of Class B Common Stock has one vote per share.

1. Class A Directors Elected.

Paul A. Benke: 7,396,201 shares for; 1,337,859 shares withheld

Jerald D. Bidlack: 7,402,548 shares for; 1,331,512 shares withheld

David G. Dawson: 6,299,086 shares for; 2,434,974 shares withheld

William M. Hogan, III: 7,398,347 shares for; 1,335,713 shares withheld

Messrs. Paul A. Benke, Jerald D. Bidlack and David G. Dawson are incumbent Class A Directors and Mr. William M. Hogan, III is a newly elected Class A Director.

2. Class B Directors Elected.

Paul S. Bush

Robert L. Ayres

Lewis H. Aronson

Gregory P. Bush

Neil A. Frederick

For all of the above: 3,342,609 shares for; 0 shares withheld

Messrs. Paul S. Bush, Robert L. Ayres, Lewis H. Aronson, Gregory P. Bush, and Neil A. Frederick are incumbent Class B Directors.

3.	Ratification of the appointment by the Audit Committee of Deloitte & Touche LLP, as the Company’s independent accountants for the fiscal year ending January 3, 2004.

4,187,874 votes for; 27,557 votes against; 584 votes abstain

4.	Proposal to adjourn the annual meeting if there are not sufficient votes to approve one or more matters.

3,836,883 votes for; 275,238 votes against; 103,894 votes abstain

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents, dated as of April 29, 2003.*

10.2	Third Open-End Fee and Leasehold Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents, dated as of April 25, 2003.*

10.3	Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated as of April 29, 2003.*

10.4	Agreement, dated as of May 23, 2003, by and between the Company and Gregory P. Bush.*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Form 8-K, filled on August 6, 2003.

(b)	Reports on Form 8-K:

During the second quarter of fiscal year 2003, an 8-K was furnished on May 9, 2003 with respect to certain financial information of the Company pursuant to Items 7 and 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUSH INDUSTRIES, INC.
(Registrant)

Date: August 6, 2003	By:	/s/ ROBERT L.AYRES
(Signature)
Robert L. Ayres
President, Chief Operating Officer and Chief Financial Officer