Form 10-Q
period 2003-09-27
BUSH INDUSTRIES INC
filed 2003-11-12
CIK 758604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Number of shares of Common Stock outstanding as of September 27, 2003: 10,428,189 shares of Class A Common Stock and 3,395,365 shares of Class B Common Stock.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	SEPTEMBER 27, 2003	DECEMBER 28, 2002
	(In thousands)
ASSETS
Current Assets:
Cash	$4,152	$2,729
Accounts receivable	26,948	16,544
Inventories	55,211	56,204
Prepaid expenses and other current assets	12,386	10,668

Total Current Assets	98,697	86,145

Property, Plant and Equipment, Net	187,093	196,922

Other Assets	28,317	27,038

TOTAL ASSETS	$314,107	$310,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$127,757	$0
Accounts payable	24,732	26,608
Other accrued liabilities	25,589	24,274
Current portion of long-term debt	413	462

Total Current Liabilities	178,491	51,344

Deferred Income Taxes	6,105	14,923
Other Long-term Liabilities	8,063	7,530
Long-term Debt	3,230	100,223

Total Liabilities	195,889	174,020

Stockholders’ Equity:
Common Stock:
Class A, $.10 par, 20,000,000 shares authorized, 10,837,983 shares issued	1,084	1,084

Class B, $.10 par, 6,000,000 shares authorized, 3,395,365 shares issued	340	340

Paid-in capital	23,633	23,633
Retained earnings	102,262	118,940
Accumulated other comprehensive (loss) income	(84)	1,245

	127,235	145,242

Less treasury stock, 409,794 and 393,578 Class A shares	(5,903)	(5,838)
Less notes receivable related to common stock	(3,114)	(3,319)

Total Stockholders’ Equity	118,218	136,085

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$314,107	$310,105

See notes to condensed consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THIRTEEN WEEKS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
	(In thousands, except shares and per share data)
Net Sales	$79,004	$84,411

Costs and Expenses:

Cost of sales	60,237	62,333
Selling, general and administrative	21,563	19,220
Interest expense	1,953	1,904
Restructuring (See Note 7)	993	0

	84,746	83,457

(Loss) Earnings Before Income Taxes	(5,742)	954

Income Tax (Benefit) Expense	(2,099)	462

Net (Loss) Earnings	$(3,643)	$492

(Loss) Earnings per Share
Basic	$(0.26)	$0.04
Diluted	$(0.26)	$0.04

Weighted Average Shares Outstanding
Basic	13,823,554	13,841,944
Diluted	13,823,554	13,857,005

See notes to condensed consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
	(In thousands, except shares and per share data)
Net Sales	$224,697	$251,672

Costs and Expenses:

Cost of sales	177,505	182,457
Selling, general and administrative	57,079	60,002
Interest	5,602	5,490
Restructuring (See Note 7)	9,671	0

	249,857	247,949

(Loss) Earnings Before Income Taxes and Cumulative Effect of Accounting Change	(25,160)	3,723

Income Tax (Benefit) Expense	(8,482)	1,597

(Loss) Earnings Before Cumulative Effect of Accounting Change	(16,678)	2,126

Cumulative Effect of Accounting Change	0	(2,398)

Net Loss	$(16,678)	$(272)

Basic (Loss) Earnings per Share:
Before cumulative effect of accounting change	$(1.21)	$0.15
Cumulative effect of accounting change	0.00	(0.17)

Net loss	$(1.21)	$(0.02)

Diluted (Loss) Earnings per Share:
Before cumulative effect of accounting change	$(1.21)	$0.15
Cumulative effect of accounting change	0.00	(0.17)

Net loss	$(1.21)	$(0.02)

Weighted Average Shares Outstanding:
Basic	13,826,769	13,813,286
Diluted	13,826,769	14,036,925

See notes to condensed consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,678)	$(272)
Adjustment to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	14,368	14,772
Cumulative effect of accounting change	0	2,398
Impairment of idle assets	3,896	0
Deferred income taxes	(9,086)	1,301
Change in assets and liabilities affecting cash flows:
Accounts receivable	(10,113)	1,295
Inventories	2,252	(1,685)
Prepaid expenses and other current assets	(1,057)	3,191
Accounts payable	(2,957)	5,792
Income taxes	0	889
Other accrued liabilities	(262)	(3,504)

Net cash (used for) provided by operating activities	(19,637)	24,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,373)	(4,412)
Increase in other assets	(1,765)	(1,037)

Net cash used for investing activities	(4,138)	(5,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	25,229	0
Repayment of long-term debt	(345)	(17,686)
Purchase of Class A Stock for treasury	(54)	0
Exercise of stock options by employees	0	621
Dividends paid	0	(2,073)
Payments received for notes receivable	194	4

Net cash provided by (used for) financing activities	25,024	(19,134)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	174	175

NET INCREASE (DECREASE) IN CASH	1,423	(231)

CASH AT BEGINNING OF PERIOD	2,729	1,589

CASH AT END OF PERIOD	$4,152	$1,358

See notes to condensed consolidated financial statements.

BUSH INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirty-nine weeks ended September 27, 2003

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

2.	The following tables set forth total comprehensive (loss) income for the thirteen week and thirty-nine week periods indicated below.

	THIRTEEN WEEKS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
	(In thousands)
Net (loss) earnings	$(3,643)	$492
Accumulated other comprehensive earnings (loss)	90	(281)

Total comprehensive (loss) income	$(3,553)	$211

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
	(In thousands)
Net loss	$(16,678)	$(272)
Accumulated other comprehensive loss	(1,329)	(244)

Total comprehensive loss	$(18,007)	$(516)

3.	Inventories consist of the following:

	SEPTEMBER 27, 2003	DECEMBER 28, 2002
	(In thousands)
Raw material	$15,821	$13,766
Work in progress	7,095	7,150
Finished goods	32,295	35,288

	$55,211	$56,204

4.	Segment Reporting

The Company operates its business in three reportable segments: (1) Bush Furniture North America, which focuses on furniture sales in the North American market; (2) Bush Furniture Europe, which sells commercial, home office and other furnishings in the European market; and (3) Bush Technologies, which is focused on decorated face plates for cell phones, as well as the utilization of surface technologies in automotive interiors, cosmetics, sporting goods and consumer electronics.

The Company evaluates performance of the segments based on earnings before income taxes. The accounting policies of the segments are the same as those described and referenced in Note 1.

The following tables set forth reportable segment data for the periods indicated below.

	THIRTEEN WEEKS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
	(In thousands)
Net Sales to External Customers:
Bush Furniture North America	$61,499	$68,284
Bush Furniture Europe	14,103	10,124
Bush Technologies	3,402	6,003

Consolidated Net Sales	$79,004	$84,411

Inter-segment Sales:
Bush Furniture North America	$0	$0
Bush Furniture Europe	1,601	975
Bush Technologies	0	0

Total	$1,601	$975

	THIRTEEN WEEKS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
	(In thousands)
Segment (Loss) Earnings Before Income Tax:
Bush Furniture North America	$(1,832)	$2,827
Bush Furniture Europe	(1,264)	(1,404)
Bush Technologies	(1,653)	(469)

	$(4,749)	$954

Restructuring	(993)	0

Consolidated (Loss) Earnings Before Income Taxes	$(5,742)	$954

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
	(In thousands)
Net Sales to External Customers:
Bush Furniture North America	$166,057	$198,282
Bush Furniture Europe	46,304	38,667
Bush Technologies	12,336	14,723

Consolidated Net Sales	$224,697	$251,672

Inter-segment Sales:
Bush Furniture North America	$0	$0
Bush Furniture Europe	4,416	1,725
Bush Technologies	0	0

Total	$4,416	$1,725

Segment (Loss) Earnings Before Income Taxes and Cumulative Effect of Accounting Change:
Bush Furniture North America	$(3,430)	$8,715
Bush Furniture Europe	(1,462)	(2,999)
Bush Technologies	(3,141)	(1,993)

	(8,033)	3,723

Inventory Write Down Charge	(7,456)	0

Restructuring	(9,671)	0

Consolidated (Loss) Earnings Before Income Taxes and Cumulative Effect of Accounting Change	$(25,160)	$3,723

	SEPTEMBER 27, 2003	DECEMBER 28, 2002
	(In thousands)
Total Assets:
Bush Furniture North America	$223,125	$225,429
Bush Furniture Europe	67,742	58,115
Bush Technologies	23,240	26,561

Consolidated Total Assets	$314,107	$310,105

5.	Earnings per share (EPS)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. Excluded from the computation of diluted earnings per share due to their antidilutive effect were 1,306,492 and 1,359,457 stock options for the thirteen week and thirty-nine week periods ended September 27, 2003, respectively, and 209,875 and 213,208 stock options for the thirteen week and thirty-nine week periods ended September 28, 2002, respectively.

For periods that result in a loss from continuing operations, potential dilutive securities are excluded from the computation of diluted EPS. As a result of the loss from continuing operations for the thirteen and thirty-nine week period ended September 27, 2003, 2,627 and 758 dilutive stock options, respectively, were excluded from the computation of diluted EPS.

6.	Stock-based compensation

In 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company’s financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). As permitted in that standard, the Company has elected to continue to follow the recognition provisions of Accounting Principles Board (APB) Opinion No. 25,

“Accounting for Stock Issued to Employees”, and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded in the first three quarters of fiscal years 2003 and 2002.

Pro forma information regarding net (loss) earnings and (loss) earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The Company’s net (loss) earnings and (loss) earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period is as follows (in thousands except per share data):

	THIRTEEN WEEKS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
Net (loss) earnings as reported	$(3,643)	$492

Less total stock-based employee compensation expense determined under fair value based method, net of related tax effects.	(9)	(11)

Pro forma net (loss) earnings	$(3,652)	$481

(Loss) Earnings per share
Basic - as reported	$(0.26)	$0.04
Basic - pro forma	$(0.26)	$0.03

Diluted - as reported	$(0.26)	$0.04
Diluted - pro forma	$(0.26)	$0.03

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
Net loss as reported	$(16,678)	$(272)

Less total stock-based employee compensation expense determined under fair value based method, net of related tax effects.	(30)	(35)

Pro forma net loss	$(16,708)	$(307)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
Loss per share
Basic - as reported	$(1.21)	$(0.02)
Basic - pro forma	$(1.21)	$(0.02)

Diluted - as reported	$(1.21)	$(0.02)
Diluted - pro forma	$(1.21)	$(0.02)

7.	Restructuring

As previously disclosed, the Company has approved plans to restructure certain of its operations. Such plans included closing the Company’s St. Paul, Virginia manufacturing facility, closing three of its retail outlet stores, expediting the sale of excess inventory, and the termination of production and management level employees in various locations. The Company incurred a pre-tax restructuring charge of $993,000 in the accompanying 2003 condensed consolidated statements of operations associated with implementing these plans during the third quarter of 2003 and $17,127,000 through the end of the third quarter of fiscal year 2003. Included in the $17,127,000 year-to-date charge is $7,456,000 associated with an inventory write down which is included in cost of sales and $9,671,000 which is classified as a restructuring expense. Included in the restructuring expense of $9,671,000 is an asset impairment charge of $3,896,000.

The liability incurred for the thirteen and thirty-nine week periods ended September 27, 2003 totaled $993,000 and $5,775,000, respectively, and relates primarily to severance cost, contract and lease termination costs and other expenses. The Company paid cash totaling $1,689,000 and $3,737,000 related to these items in the thirteen and thirty-nine week periods ended September 27, 2003, respectively, resulting in a remaining liability for these items totaling $2,038,000 as of September 27, 2003. For a more detailed analysis of the restructuring initiative, please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

9.	Revolving credit facility and subsequent event

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

As of November 7, 2003, the Company entered into a waiver and eighth amendment to its credit facility. This amendment, among other things, provided for a temporary waiver, through March 1, 2004, of non-compliance by the Company of certain provisions of such credit facility for the fiscal quarter ended September 27, 2003 and anticipated non-compliance for the fiscal quarter ended January 3, 2004, eliminated certain pricing grids and replaced them with a fixed percentage rate added to the base borrowing rate, eliminated the ability to make new US dollar denominated eurodollar and NYBOR loans, requires certain additional reporting requirements, permits JPMorgan Chase Bank to retain for the benefit of the lenders a consultant, added language regarding optional and mandatory prepayments in the event of asset sales and added monthly earnings before income taxes, depreciation and amortization (EBITDA) covenants. As a result of this waiver and amendment, the Company is currently in compliance with its covenants under the credit facility.

The credit facility, as amended, provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. The loan is due June 30, 2004 with a balloon payment of the then remaining principal and any accrued interest. The Company has classified all of the line of credit as a current liability, because as of September 27, 2003 a balloon payment of the then remaining principal and any accrued interest is due within the next year. At the Company’s option, borrowings may be effectuated, subject to certain conditions, on an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans for certain foreign currencies bear interest at the then current applicable LIBOR rate, plus a 4% margin. Alternative base rate loans generally bear interest at the prime rate, plus a 1.25% margin. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $163,000,000 maximum amount of borrowing permitted under the credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual results in future periods to differ materially from forecasted results. Forward-looking statements include statements regarding the intent, belief, projected or current expectations of the Company or its Officers (including statements preceded by, followed by or including forward-looking terminology such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or similar expressions or comparable terminology), with respect to various matters. The Company cannot guarantee future results, industry trends, levels of activity, performance or achievements. Factors that could cause or contribute to such differences include, but are not limited to, economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services, prices, changes in estimates regarding the Company’s future contractual obligations and other factors discussed in the Company’s filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS:

As previously disclosed, the Company has approved plans to restructure certain of its operations. Such plans included closing the Company’s St. Paul, Virginia manufacturing facility, closing three of its retail outlet stores, expediting the sale of excess inventory, and the termination of production and management level employees in various locations. The Company incurred a pre-tax restructuring charge of $993,000 in the accompanying 2003 condensed consolidated statements of operations associated with implementing these plans during the third quarter of 2003 and $17,127,000 through the end of the third quarter of fiscal year 2003. Included in the $17,127,000 year-to-date charge is $7,456,000 associated with an inventory write down which is included in cost of sales and $9,671,000 which is classified as a restructuring expense. Included in the restructuring expense of $9,671,000 is an asset impairment charge of $3,896,000.

The liability incurred for the thirteen and thirty-nine week periods ended September 27, 2003 totaled $993,000 and $5,775,000, respectively, and relates primarily to severance cost, contract and lease termination costs and other expenses. The Company paid cash totaling $1,689,000 and $3,737,000 related to these items in the thirteen and thirty-nine week periods ended September 27, 2003, respectively, resulting in a remaining liability for these items totaling $2,038,000 as of September 27, 2003.

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

In accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the following charges were recognized as a restructuring charge in the Company’s condensed consolidated statement of operations for the thirteen and thirty-nine week periods ended September 27, 2003:

1.)	severance benefits of $907,000 and $5,176,000 recognized for the thirteen and thirty-nine week periods ended September 27, 2003, respectively; the liability balance for this charge as of September 27, 2003 is $1,962,000 ($5,176,000 total charge less costs paid of $3,214,000); and the Company currently expects to incur total severance charges in fiscal year 2003 of approximately $6,379,000; and

2.)	other restructuring charges, which include contract and lease termination costs, equipment and manufacturing relocation costs, and St. Paul carrying costs of $86,000 and $599,000 recognized for the thirteen and thirty-nine week periods ended September 27, 2003, respectively; the liability balance as of September 27, 2003 for this charge is $76,000 ($599,000 total charge less costs paid of $523,000); and the Company currently expects these costs to total approximately $787,000 in fiscal year 2003.

For the thirteen and thirty-nine week periods ended September 27, 2003, respectively, the costs relating to the above two items amounted to $993,000 and $5,775,000 (Bush Furniture North America $395,000 and $3,335,000, Bush Furniture Europe $496,000 and $2,039,000 and Bush Technologies $102,000 and $401,000) and the expected charges for fiscal year 2003 are approximately $7,166,000 (Bush Furniture North America $3,632,000, Bush Furniture Europe $2,817,000 and Bush Technologies $717,000).

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

Third quarter sales for the thirteen week period ended September 27, 2003 were $79,004,000 and sales for the thirty-nine week period ended September 27, 2003 were $224,697,000. This represents a decrease of $5,407,000, or approximately 6.4%, compared to net sales of $84,411,000 for the thirteen week period ended September 28, 2002, and a thirty-nine week decrease of $26,975,000, or approximately 10.7%, compared to net sales of $251,672,000 for the thirty-nine week period ended September 28, 2002. The sales decrease reflects decreases in Bush Furniture North America and Bush Technologies, which was impacted by a delay in the launch of a new cell phone and lower than expected sales of the cell phone once it was launched.

Although the current economic climate in the US manufacturing sector is challenging, we remain optimistic about the long-term prospects for the North American furniture industry. While the European economy remains soft, continued gains in the European office superstores and from new floor placements are partially offsetting the slow economic conditions, especially in Germany. In addition, competition from imports using alternative materials, including metal and glass, and competition from imported assembled furniture are exerting a downward pressure on prices.

Cost of sales decreased $2,096,000 for the thirteen week period ended September 27, 2003, compared to the thirteen week period ended September 28, 2002 and decreased by $4,952,000 ($12,408,000 decrease without the impact of the $7,456,000 inventory write down taken in the first quarter of fiscal year 2003) for the thirty-nine week period ended September 27, 2003, compared to the thirty-nine week period ended September 28, 2002. The decrease in cost of sales for the thirteen and thirty-nine week periods ended September 27, 2003 primarily reflects the decrease in sales volumes as compared to the prior year, partially offset by increases in the cost of sales as a percentage of net sales.

Cost of sales as an approximate percentage of net sales increased by 2.4 percentage points from 73.8% in the third quarter of 2002 to 76.2% in the third quarter of 2003. For the thirty-nine week period ended September 27, 2003, cost of sales as an approximate percentage of net sales increased by 6.5 percentage points from 72.5% in 2002 to 79.0% in 2003. Of the 6.5 percentage point increase in the thirty-nine week period ended September 27, 2003, approximately 3.3 percentage points reflects the impact of the $7,456,000 inventory write down taken in the first quarter of fiscal year 2003. The remaining 3.2 percentage points of the increase for the thirty-nine week period ended September 27, 2003 and the 2.4 percentage point increase for the thirteen week period ended September 27, 2003 primarily reflects the impact of lower gross margins (exclusive of the inventory write-down) in the Bush Furniture North America, which included the cost of multiple new product roll-outs, and the Bush Technologies segments.

Selling, general and administrative expenses increased $2,343,000 for the thirteen week period ended September 27, 2003, compared to the thirteen week period ended September 28, 2002. For the thirty-nine week period ended September 27, 2003, selling, general and administrative expenses decreased by $2,923,000, as compared to the thirty-nine week period ended September 28, 2002. Selling, general and administrative expenses as an approximate percentage of net sales increased by 4.5 percentage points from 22.8% in the third quarter of 2002 to 27.3% in the third quarter of 2003 and increased by 1.6 percentage points from 23.8% for the thirty-nine weeks ended September 28, 2002 to 25.4% for the thirty-nine week period ended September 27, 2003.

For the thirteen week period ended September 27, 2003, the increase in selling, general and administrative expenses was primarily the result of an increase in selling expenses and costs associated with the Company’s refinancing efforts. The increase in selling, general and administrative expenses as an approximate percentage of net sales for the thirteen weeks ended September 27, 2003 primarily reflect increased costs spread over a lower sales volume. For the thirty-nine week period ended September 27, 2003, the decrease in selling, general and administrative expenses was primarily the result of lower selling expenses, partially offset by costs associated with the Company’s refinancing efforts. The increase in selling, general and administrative expenses as an approximate percentage of net sales for the thirty-nine weeks ended September 27, 2003 primarily reflect the impact of sales decreasing at a faster rate than expenses decreased.

Interest expense for the thirteen week period ended September 27, 2003 increased to $1,953,000 (or approximately 2.5% of net sales) from $1,904,000 (or approximately 2.3% of net sales) for the thirteen week period ended September 28, 2002. Interest expense for the thirty-nine week period ended September 27, 2003 increased to $5,602,000 (or approximately 2.5% of net sales) from $5,490,000 (or approximately 2.2% of net sales) for the thirty-nine week period ended September 28, 2002.

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

The consolidated effective income tax rates for the thirteen and thirty-nine week periods ended September 27, 2003 were 36.6% and 33.7%, respectively. In the first thirty-nine weeks of fiscal year 2003, the federal and state deferred tax savings on the thirty-nine week losses are partially offset by the tax impact for permanent non-deductible items and fixed taxes. Since the tax savings are partially offset by a tax expense, the effective overall tax rate is lower than the basic statutory federal and state tax rates. The tax rates for the same periods in 2002 were 48.4% and 42.9%, respectively, reflecting a greater impact of permanent non-deductible and fixed taxes on a lower amount of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at September 27, 2003 decreased $114,595,000 over fiscal year end 2002 primarily as a result of the Company’s revolving credit facility being classified as a current liability instead of as long-term debt, partially offset by an increase in accounts receivable that was a consequence of Bush Furniture North America and Bush Technologies not selling certain of their accounts receivable. Total assets at September 27, 2003 increased $4,002,000 over fiscal year end 2002, primarily as a result of an increase in accounts receivable, as described above, prepaid expenses and other current assets, cash and other assets, partially offset by a decrease in property, plant and equipment and in inventories, both of which were impacted by the restructuring initiative described earlier. Total liabilities at September 27, 2003 increased by $21,869,000, as compared to fiscal year end 2002. Increases in the Company’s revolving credit debt, other accrued liabilities and other long-term liabilities were partially offset by decreases in deferred income taxes and accounts payable. The decrease in deferred income taxes primarily reflects the result of deferred tax savings recorded on the loss in the first thirty-nine weeks of fiscal year 2003.

At the end of the third fiscal quarter of 2003, the U.S. dollar was weaker versus the euro than at the end of fiscal year 2002. This resulted in euro denominated assets and liabilities increasing in U.S. dollar terms. The approximate impact of the weaker U.S. dollar versus the euro on the items discussed above is as follows: current assets, $2.9 million; net property, plant and equipment, $4.9 million; other assets, $0.3 million; current liabilities without bank debt, $2.0 million; bank debt, $7.0 million and other long term liabilities $0.9 million.

Net cash used in operating activities for the thirty-nine week period ended September 27, 2003 was $19,637,000, resulting primarily from the net loss adjusted by the non-cash impact of depreciation, deferred taxes and the impairment charge; the increase in accounts receivable; and other working capital requirements.

During the thirty-nine week period ended September 27, 2003, the Company expended $2,373,000 on capital expenditures versus $4,412,000 in the thirty-nine week period ended September 28, 2002. Capital expenditures for 2003 are currently forecasted to be approximately $4 to $6 million. Cash flows of $1,765,000 were used for other assets in the period ended September 27, 2003, primarily as a result of costs associated with the seventh amendment to the Company’s revolving credit agreement with JPMorgan Chase Bank and other lending institutions and an increase in the cash surrender value of insurance policies. Cash flows used for operating activities and the cash used for investing activities were primarily financed by an increase in the principal amount of the Company’s revolving credit facility.

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

As of November 7, 2003, the Company entered into a waiver and eighth amendment to its credit facility. This amendment, among other things, provided for a temporary waiver, through

March 1, 2004, of non-compliance by the Company of certain provisions of such credit facility for the fiscal quarter ended September 27, 2003 and anticipated non-compliance for the fiscal quarter ended January 3, 2004, eliminated certain pricing grids and replaced them with a fixed percentage rate added to the base borrowing rate, eliminated the ability to make new US dollar denominated eurodollar and NYBOR loans, requires certain additional reporting requirements, permits JPMorgan Chase Bank to retain for the benefit of the lenders a consultant, added language regarding optional and mandatory prepayments in the event of asset sales and added monthly earnings before income taxes, depreciation and amortization (EBITDA) covenants. As a result of this waiver and amendment, the Company is currently in compliance with its covenants under the credit facility.

The credit facility, as amended, provides for revolving credit loans, swing line loans and multi-currency loans, within the parameters described below. The loan is due June 30, 2004 with a balloon payment of the then remaining principal and any accrued interest. The Company has classified all of the line of credit as a current liability, because as of September 27, 2003 a balloon payment of the then remaining principal and any accrued interest is due within the next year. At the Company’s option, borrowings may be effectuated, subject to certain conditions, on an applicable eurocurrency rate for certain foreign currencies, a money market rate, or an alternative base rate. Eurocurrency loans for certain foreign currencies bear interest at the then current applicable LIBOR rate, plus a 4% margin. Alternative base rate loans generally bear interest at the prime rate, plus a 1.25% margin. In addition, the credit agreement permits the Company to request the issuance of up to a maximum of $20,000,000 in letters of credit, which issuance will be deemed part of the $163,000,000 maximum amount of borrowing permitted under the credit facility.

As of September 27, 2003, the Company had approximately $131 million in outstanding debt; with a balloon payment due under the Company’s revolving credit facility on June 30, 2004. The Company is currently seeking financing alternatives to satisfy the balloon payment due on June 30, 2004, the success of which no assurance can be given. The ability of the Company to service its debt on a timely basis, and satisfy its bank ratios and covenants under its revolving credit facility, as amended, is dependent upon the Company’s results of operations. In the event the Company is unable in the future to satisfy the financial covenants and/or ratios under the revolving credit facility the lenders may deem the Company in default under the revolving credit facility, which would materially adversely affect the Company and its operations.

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

The Company performs periodic credit evaluations of its customers. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has experienced in the past. In addition, in part, to limit credit risk on occasion and to accelerate collections of certain outstanding accounts receivables, the Company has sold certain accounts receivables, without recourse to it in the event of non-payment, to certain third parties (exclusive for the quarter ended September 27, 2003 of Bush Furniture North America and Bush Technologies). The Company’s accounts receivable balance was $26.9 million, net of allowance for doubtful accounts of $1.3 million as of September 27, 2003 and $16.5 million, net of allowance for doubtful accounts of $0.9 million as of December 28, 2002.

Inventories

Inventories, consisting of raw materials, work-in-progress and finished goods, are stated at the lower of cost or market as determined by the first-in, first-out method. Inventories that the Company estimates as either obsolete or unmarketable are written down based upon the difference between the cost of the inventory and its estimated market value. The Company’s estimates as to such value are based, in part, on projected future demand and market conditions. If these estimates or related projections change in the future, additional write-downs may be required. Obsolete and slow moving inventory reserves were approximately $7.5 million and $4.8 million at September 27, 2003 and December 28, 2002, respectively. This increase in reserves since December 28, 2002 was primarily as a result of the inventory write-down associated with the restructuring initiative of the Company, as previously described in this Form 10-Q .

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s revolving credit facility due to its variable pricing. Based on the outstanding balance of bank debt at the end of the third quarter of fiscal year 2003, a one percentage point change in interest rates would result in annual interest expense fluctuating approximately $1.3 million.

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

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), have concluded that as of September 27, 2003, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Changes in internal controls. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of fiscal year 2003, an 8-K was furnished on August 5, 2003 with respect to certain financial information of the Company pursuant to Items 7 and 12 of Form 8-K. An 8-K was also filed on August 6, 2003 pursuant to Items 5 and 7 of Form 8-K regarding: the Agreement the Company entered into, dated as of May 23, 2003, with Gregory P. Bush; and mortgages and/or deeds of trust with respect to the Company’s Jamestown, New York, Erie, Pennsylvania, and Greensboro, North Carolina properties executed and delivered to the administrative agent for the benefit of the Company’s lenders under that certain Credit and Guarantee Agreement, dated as of June 26, 1997, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUSH INDUSTRIES, INC.
(Registrant)

Date: November 10, 2003	By:	/s/ Robert L. Ayres
(Signature)
Robert L. Ayres
President,
Chief Operating Officer and
Chief Financial Officer